Form 10QSB
period 1996-06-30
YIELDUP INTERNATIONAL CORP
filed 1996-08-07
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended June 30, 1996.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended June 30, 1996.

COMMISSION FILE NO. 0-27104

                        YIELDUP INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE                                     77-0341206
(State or other jurisdiction of              (I.R.S. Employer ID #)
  incorporation)

117 EASY STREET
MOUNTAIN VIEW, CALIFORNIA                    94043
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area    (415) 964-0100
  code:

Securities registered under Section 12(g)    COMMON STOCK, PAR VALUE $0.001
 of the Act:                                 CLASS A WARRANTS, NO PAR VALUE
                                             CLASS B WARRANTS, NO PAR
                                             VALUE (Title of Class)

Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO_____

As of August 2, 1996, Registrant had 3,407,111 shares of Common Stock outstanding, including shares of Class A Common Stock. All shares of Common and Class A Common Stock have par value of $0.001 per share.

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page
- ------------------------------
ITEM 1.  FINANCIAL STATEMENTS

1) Balance sheets - June 30, 1996 and December 31, 1995                   3

2) Statements of Operations - Three Months and Six Months                 4
   ended June 30, 1996 and 1995

3) Statements of Cash Flows - Six Months ended June 30,                   5
   1996 and 1995

4) Notes to Financial Statements                                        6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             10-13
        CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION
- ---------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

ITEM 6.  REPORTS ON FORM 8-K                                             14

EXHIBITS                                                                 15

SIGNATURES                                                               16

PART I. FINANCIAL STATEMENTS
    ITEM 1.    FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEETS

                                                          JUNE 30,         DECEMBER 31,
                                                            1996              1995
                                                        -----------        -----------
                                                        (UNAUDITED)
                            ASSETS
Current assets:
   Cash & equivalents                                   $ 1,218,306        $ 2,876,466
   Short-term investments                                 1,125,892          2,064,712
   Accounts receivable                                      760,827            679,427
   Other receivables                                         20,808             58,591
   Inventories                                              561,651            505,932
   Prepaid expenses and other current assets                 93,092            109,117
                                                        -----------        -----------
      Total current assets                                3,780,576          6,294,245
                                                        -----------        -----------
Property, plant, and equipment                              465,374            267,031
Other assets                                                 61,295             73,268
                                                        -----------        -----------
      Total assets                                      $ 4,307,245        $ 6,634,544
                                                        -----------        -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    74,824        $   718,089
   Accrued liabilities                                      304,293            367,121
   Customer deposits                                          4,000            144,000
   Current portion of capital lease obligation               21,294             28,789
                                                        -----------        -----------
      Total current liabilities                             404,411          1,257,999
Capital lease obligation                                     95,121             64,456
                                                        -----------        -----------
      Total liabilities                                     499,532          1,322,455
                                                        -----------        -----------
Stockholders' equity
   Class A common stock                                       1,911              1,910
   Common stock                                               1,495              1,495
   Additional paid-in capital                             7,571,551          7,570,302
   Notes receivable from stockholders                       (18,416)           (41,281)
   Accumulated deficiency                                (3,748,828)        (2,220,337)
                                                        -----------        -----------
      Total stockholders' equity                        $ 3,807,713        $ 5,312,089
                                                        -----------        -----------
      Total liabilities and stockholders' equity        $ 4,307,245        $ 6,634,544
                                                        -----------        -----------

                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             QUARTERS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                           ---------------------------     ---------------------------
                                               1996            1995            1996            1995
                                           -----------     -----------     -----------     -----------
Revenues:
  Yield Services                           $    35,000     $    13,000     $    35,000     $    13,000
  Equipment sales and installation             394,800         193,985         905,050         203,985
                                           -----------     -----------     -----------     -----------
                                               429,800         206,985         940,050         216,985
                                           -----------     -----------     -----------     -----------
Operating expenses:
  Yield services costs                              --           4,418              --           4,418
  Manufacturing and development (*)            889,209         184,363       1,686,665         435,142
  Selling, general, and administrative         414,549          94,330         862,747         182,345
                                           -----------     -----------     -----------     -----------
      Total operating expenses               1,303,758         283,111       2,549,412         621,905
                                           -----------     -----------     -----------     -----------
      Operating loss                          (873,958)        (76,126)     (1,609,362)       (404,920)
Interest income (expense), net                  31,083             (13)         80,870            (726)
                                           -----------     -----------     -----------     -----------
      Net Loss                             $  (842,875)    $   (76,139)    $(1,528,492)    $  (405,646)
                                           -----------     -----------     -----------     -----------
Net loss per share                         $     (0.25)    $     (0.04)    $     (0.45)    $     (0.21)
                                           -----------     -----------     -----------     -----------
Shares used in per share computations        3,406,057       1,970,590       3,405,679       1,970,590
                                           -----------     -----------     -----------     -----------

(*) Note: For the three months ended June 30, 1995 and the first six months of 1995, separate figures for Manufacturing Cost of Goods Sold and Research and Development expenses were not available. However, for the three months ended June 30, 1996 and first six months of 1996 figures, Manufacturing Cost of Goods Sold was $596,601 and $1,091,569, respectively, and R&D operating expense was $292,608 and $595,096, respectively.

                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                      1996           1995
                                                                                  -----------     ---------
Cash flows from operating activities:
   Net loss                                                                       $(1,528,492)    $(405,646)
   Adjustments to reconcile net loss to net cash used for operating activities
          Depreciation and amortization                                                55,305         2,450
          Changes in operating assets and liabilities
              Accounts receivable                                                     (81,400)      (28,945)
              Other receivables                                                        37,783        (5,700)
              Inventories                                                             (55,719)      (66,837)
              Prepaid expenses and other current assets                                16,025            --
              Other assets                                                              6,775       (18,949)
              Accounts payable                                                       (643,265)          641
              Accrued liabilities                                                     (62,828)        6,670
              Customer deposits                                                      (140,000)      100,000
                                                                                  -----------     ---------
                  Net cash used for operating activities                           (2,395,816)     (416,316)
                                                                                  -----------     ---------
Cash flows from investing activities:
   Purchase of equipment                                                             (228,449)           --
   Sale of fixed asset                                                                 22,000            --
   Proceeds from sales of short-term investments                                    3,438,753            --
   Purchases of short-term investments                                             (2,499,933)     (148,281)
                                                                                  -----------     ---------
                  Net cash used for (provided by) investing activities                732,371      (148,281)
                                                                                  -----------     ---------
Cash flows from financing activities
   Principal payments under capital lease obligations                                 (18,830)           --
   Issuance of notes payable to stockholders                                               --         8,813
   Issuances of preferred stock                                                            --       667,750
   Proceeds of notes receivable from stockholders                                      22,865            --
   Issuances of Class A Common Stock, net of repurchases                                1,250         1,550
                                                                                  -----------     ---------
                  Net cash provided from financing activities                           5,285       678,113
                                                                                  -----------     ---------
Net increase (decrease) in cash and cash equivalents                               (1,658,160)      113,516
Cash and cash equivalents at beginning of period                                    2,876,466        87,637
                                                                                  -----------     ---------
Cash and cash equivalents at end of period                                          1,218,306       201,153
                                                                                  ===========     =========
Supplemental cash flow information:
   Acquisition of equipment under capital lease obligations                       $    42,000     $      --
                                                                                  ===========     =========

                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

YieldUp International Corporation (the Company) develops, manufactures, and markets equipment designed to improve semiconductor manufacturing yields. The Company first recognized revenues from the sale of its cleaning, rinsing, and drying equipment in the second quarter of 1995 and prior to that time was a development stage enterprise.

Basis of Presentation

In the opinion of management, these financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the three months ended and six months ended June 30, 1996 are not necessarily an indication of the results to be expected for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are to attempt to raise additional equity or debt financing to meet its working capital and fixed asset requirements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - BALANCE SHEET COMPONENTS

Short-Term Investments

The Company's short-term investments were comprised of the following available-for-sale securities:

                            June 30,    December 31,
                              1996          1995
                           ----------    ----------
Certificates of deposit    $  142,473    $  110,473
Commercial paper              983,419     3,946,155
                           ----------    ----------
                           $1,125,892    $4,056,628
                           ==========    ==========

All of these investments had contractual maturities within one year and were classified on the accompanying balance sheet as follows:

                           June 30,    December 31,
                             1996          1995
                          ----------    ----------
Cash equivalents          $        0    $1,981,916
Short-term investments     1,125,892     2,074,712
                          ----------    ----------
                          $1,125,892    $4,056,628
                          ==========    ==========

(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Inventories

A summary of inventories follows:

                   June 30,   December 31,
                     1996        1995
                   --------    --------
Raw materials      $223,018    $336,921
Work in process     138,732     102,581
Finished goods      199,901      66,430
                   --------    --------
                   $561,651    $505,932
                   ========    ========

Finished goods consisted of evaluation units installed at potential customer facilities, demonstration units at the Company's headquarters, and manufacturing units scheduled to ship in the next quarter.

Property and Equipment

A summary of property and equipment follows:

                                 June 30,   December 31,
                                   1996        1995
                                 --------    --------
Machinery and equipment          $214,045    $112,813
Furniture and fixtures             42,350      56,732
Leasehold improvements             11,599          --
Construction in process           255,000     105,000
                                 --------    --------
                                  522,994     274,545
Less accumulated depreciation      57,620       7,514
                                 --------    --------
                                 $465,374    $267,031
                                 ========    ========

(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Patent Matters

CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. CFM alleges that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. The Company investigated the CFM patent at issue and, after consultation with its patent counsel, believes that the Company's drying process does not infringe CFM's patent. The Company has filed a cross-complaint in this action seeking a declarative judgment that the Company's products do not infringe the CFM patent. However, the Company expects to incur significant legal expenses in connection with this matter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The discussions in this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business Risks".

                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues

Revenues increased to $429,800 in the second quarter of 1996 from $206,985 for the same period in 1995. The increase in revenues in 1996 was due to an increase in the level of shipments for the Company's wafer cleaning, rinsing, and drying systems. In the second quarter of 1995, the Company recognized its initial revenues from the shipment of systems. All of the systems shipments during the second quarter of 1996 were to customers located in Japan.

Backlog at June 30, 1996 totaled $70,000 compared to $978,777 at June 30, 1995 and $1,413,251 at December 31, 1995. A significant reduction in semiconductor industry capital equipment spending negatively impacted the Company's new order levels in the second quarter of 1996 and resulted in the cancellation of certain orders.

Manufacturing and Development Expenses

Manufacturing and development expenses increased to $889,209 in the second quarter of 1996 from $184,363 for the same period in 1995. The increase in manufacturing and development expenses reflected the development of the Company's own assembly and test capability in late 1995 and the continuing efforts to develop and enhance the Company's products. Beginning in the first quarter of 1996, the Company accounted for Manufacturing Cost of Goods Sold separately from Research and Development expenses. For the second quarter of 1996, Manufacturing Cost of Goods Sold was $596,601 and Research and Development expense was $292,608. For the second quarter of 1995, the Company was unable to separate Manufacturing Cost of Goods Sold and Research and Development expenses. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses and the costs of manufacturing product sales may decline as a percentage of revenues, to the extent revenues increase.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased to $414,549 in the second quarter of 1996 from $94,330 for the same period in 1995. The increase in selling, general, and administrative expenses reflected the Company's increased marketing activities for its products and additional employees in both marketing and administration. Administrative costs associated with being a public company, including insurance, accounting, and legal expenses, also increased the second quarter 1996 selling, general, and administrative expenses compared to the second quarter 1995. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

Net interest income

Net interest income was $31,083 for second quarter of 1996 compared to nominal net interest expense of $13 for the same period in 1995. The increase in net interest income was the result of increased interest earned on short term investment of a portion of the funds raised in the Company's initial public offering in November 1995. The Company expects that interest income will decline in future quarters as the Company uses some of its investment funds to finance working capital requirements.

Net Loss

Net loss for the second quarter of 1996 increased to $842,875 compared to $76,139 for the same period in 1995. The increase in net loss was due primarily to an increase in manufacturing and development costs associated with the development of the Company's manufacturing capabilities and the addition of engineering employees. In addition, the Company expanded its marketing, support, and administration organizations to manage the increase in sales and shipment of the Company's products.

The Company expects that it will incur operating losses through at least the end of 1996. Such losses have been and will continue to be principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in penetrating the market for wet processing semiconductor manufacturing equipment or in generating future revenues and profits from the sales of its products or services.

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues

Revenues increased to $940,050 in the first six months of 1996 from $216,985 for the same period in 1995. The increase in revenues in 1996 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems. The Company recognized the first significant revenues from shipment of these systems in the second quarter of 1995.

Manufacturing and Development Expenses

Manufacturing and development expenses increased to $1,686,665 in the first six months of 1996 from $435,142 for the same period in 1995. The increase in manufacturing and development expenses reflected the increase in the cost of goods sold due to higher unit shipments of the Company's cleaning, rinsing and drying systems, the development of the Company's own assembly and test capability in late 1995, and the continuing efforts to develop and enhance the Company's products. Beginning in the first quarter of 1996, the Company accounted for Manufacturing Cost of Goods Sold separately from Research and Development expenses. For the first six months of 1996, Manufacturing Cost of Goods Sold was $1,091,569 and Research and Development expense was $595,096. For the first six months of 1995, the Company was unable to separate Manufacturing Cost of Goods Sold and Research and Development expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased to $862,747 in the first six months of 1996 from $182,345 for the same period in 1995. The increase in selling, general, and administrative expenses reflected the Company's increased marketing activities for its products and additional employees in both marketing and administration.

Net interest income

Net interest income was $80,870 for the first six months of 1996 compared to net interest expense of $726 for the same period in 1995. The increase in net interest income was the result of increased interest earned on short term investment of a portion of the funds raised in the Company's initial public offering in November 1995. The Company expects that interest income will decline in future quarters as the Company uses some of its investment funds to finance working capital requirements.

Net Loss

Net loss for the first six months of 1996 increased to $1,528,492 compared to $405,646 for the same period in 1995. The increase in net loss was due primarily to an increase in manufacturing and development costs associated with the development of the Company's manufacturing capability and the addition of engineering employees. In addition, the Company expanded its marketing, support, and administration organizations to manage the increase in sales and shipment of the Company's products.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short term investment balances at June 30, 1996 totaled $2,334,198 compared to $4,931,178 at December 31, 1995. The decrease of $2,596,980 was due primarily to net losses generated during the first half of 1996 and increased working capital requirements and capital expenditures.

At June 30, 1996 the Company had accounts receivable of $760,827 compared to $679,427 at December 31, 1995. Inventories at June 30, 1996 were $561,651 compared to $505,932 at December 31, 1995. Net property and equipment was $465,374 at June 30, 1996 compared to $267,031 at December 31, 1995. The increase in net property and equipment was the result of expenditures of approximately $150,000 for equipment and construction for a new manufacturing cleanroom facility, $50,000 for engineering and manufacturing computer equipment, and approximately $50,000 for other engineering equipment.

The accounts payable balance at June 30, 1996 was $74,824 compared to $718,089 at December 31, 1995. The decrease in accounts payable was due primarily to the payment for inventory purchases made in late 1995; the Company reduced purchases of inventory components during the first quarter of 1996 compared to the fourth quarter of 1995. Long term capital lease obligations were $95,121 at June 30, 1996 compared to $64,456 at December 31, 1995. The increase was due to the addition of a capital lease for computer equipment.

The Company believes that its cash balances at June 30, 1996 will be sufficient to meet the Company's cash requirements through the next two quarters of 1996. However, after that, depending on the level of operations, the Company may require additional equity or debt financing to meet its working capital and fixed asset requirements. If the Company requires additional financing in the future, there can be no assurance that it will be available or that it will be available on terms satisfactory to the Company or at all.

                                 BUSINESS RISKS

The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseeable expenses, delays and complications, as well as specific risks of the semiconductor equipment industry. The Company has incurred significant losses from its operations, and there can be no assurance that the Company will achieve profitable operations. The Company believes that it will be required within the next year to seek additional capital and there can be no assurance that the Company will be able to obtain additional capital on acceptable terms or at all. The Company's lack of resources and proven products makes it extremely vulnerable to competition from larger companies. Because the Company's technology has not been widely deployed, it presents potential customers with uncertainty not associated with existing equipment marketed by competitors. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long-term viability and product support. Because the Company's products also compete with the offerings from a large number of small companies making less expensive equipment, the Company may not be able to compete effectively against those products without lowering its prices. Given the anticipated increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction and competitive technologies or new manufacturing technologies may be developed which could make the Company's products obsolete. Since the Company expects to derive substantially all of its future revenues from sales of cleaning, rinsing, and drying systems, the Company's business, financial condition and results of operations would be materially adversely affected by declining demand for the Company's products or decreasing prices and margins for those products.

The Company anticipates that it will devote significant management time and financial resources to obtaining protection of, and defending against infringement claims with respect to, its intellectual property rights. The Company is involved in patent litigation and is attempting to obtain patent protection on various aspects of it proprietary technology. These rights under any patents issued may not provide competitive advantages to the Company or prevent others from developing competitive products or technologies similar to or more advanced than the Company.

The Company expects to derive a substantial portion of its revenues from the sale of a relatively small number of systems. As a result, a small reduction in the number of systems shipped in a quarter could have a material adverse effect on the Company's revenues and results of operations for the quarter. If the Company's anticipated level of revenues is not achieved for a particular period, the Company's operating results would be adversely affected by its inability to reduce costs. Sales of the Company's products have been, and are expected to continue to be, characterized by a relatively long sales cycle and may also depend upon the decision of a prospective customer to upgrade the equipment in its existing semiconductor fabrication facilities or to open new facilities, which typically involves a significant capital commitment.

Finally, the semiconductor equipment industry is highly cyclical and has historically experienced periodic and often prolonged downturns. The decline in the Company's backlog from $1,413,251 to $70,000 and recent announcements by semiconductor and semiconductor equipment manufacturers indicate there has been such a downturn, and there can be no assurance that such downturn will not continue to materially adversely affect the Company's backlog level, business, financial condition, and results of operations. Any further downturn in the market demand for integrated circuits would likely reduce to an even greater extent the willingness of the manufacturers of semiconductor devices to make substantial capital expenditures and would adversely affect the Company's business, financial condition, and results of operations.

PART II. OTHER INFORMATION

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 1996, the Company held its Annual Stockholders Meeting. At the Annual Meeting, Ram Paul Gupta and Suraj Puri we reelected to the Board of Directors. The terms of service of directors Raj Mohindra, William Elder, and Abhay Bhushan continued after the meeting. At the Annual Meeting, the shareholders also ratified the appointment of KPMG Peat Marwick, L.L.P. as independent public accountants for the fiscal year ending December 31, 1996.

The votes cast at the Annual Meeting (after incorporating the effect of the votes of shares of Class A Common Stock, which have five votes per share) were:

ELECTION OF DIRECTORS         VOTES FOR              VOTES AGAINST          VOTES ABSTAIN
- ---------------------         ---------              -------------          -------------
     Ram Paul Gupta           6,584,865              1,600                          0
     Suraj Puri               6,584,865              1,600                          0
RATIFICATION OF INDEPENDENT   6,561,485                500                     24,480
ACCOUNTANTS

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

11.1 Statement Regarding Computation of Net Loss per Share

(2) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)

Date:  August 2, 1996                  By:    /s/ Raj Mohindra
                                              -------------------------------
                                              Raj Mohindra, President and
                                              Chief Executive Officer




Date:  August 2, 1996                  By:    /s/ Scott M. Gibson
                                              -------------------------------
                                              Scott M. Gibson, Vice President
                                              and Chief Financial Officer

                                 EXHIBIT INDEX


11.1     Yieldup International Corporation
         Statement Regarding Computation of Net Loss Per Share

27       Financial Data Schedule