Form 10QSB
period 1996-09-30
YIELDUP INTERNATIONAL CORP
filed 1996-10-31
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

/X/ Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Quarterly for the period ended September 30,1996.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NO. 0-27104

                        YIELDUP INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                                     77-0341206
(State or other jurisdiction of incorporation)           (I.R.S. Employer ID #)

117 EASY STREET
MOUNTAIN VIEW, CALIFORNIA                                       94043
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:               (415) 964-0100

Securities registered under Section 12(g) of the Act:         COMMON STOCK, PAR VALUE $0.001
                                                              CLASS A WARRANTS, NO PAR VALUE
                                                              CLASS B WARRANTS, NO PAR VALUE
                                                              (Title of Class)

Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES X    NO
                                                              ---   ---

As of November 1, 1996, Registrant had 3,407,111 shares of Common Stock outstanding, including shares of Class A Common Stock. All shares of Common and Class A Common Stock have par value of $0.001 per share.

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                          Page
ITEM 1.  FINANCIAL STATEMENTS

1) Balance Sheets - September 30, 1996 and December 31, 1995                               3

2) Statements of Operations - Three Months and Nine Months ended
   September 30, 1996 and 1995                                                            4

3) Statements of Cash Flows - Nine Months ended September 30, 1996 and 1995                5

4) Notes to Financial Statements                                                         6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                              10-13
        CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION
ITEM 6.  REPORTS ON FORM 8-K                                                              14

EXHIBITS                                                                                  15

SIGNATURES                                                                                16

PART I.       FINANCIAL STATEMENTS
    ITEM 1.   FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEETS

                                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                                           1996                  1995
                                                                                        -------------         ------------
                                                                                         (UNAUDITED)
                                        ASSETS
Current assets:
   Cash & equivalents                                                                  $  1,326,302        $   2,876,466
   Short-term investments                                                                   142,473            2,064,712
   Accounts receivable                                                                      605,261              679,427
   Other receivables                                                                         15,619               58,591
   Inventories                                                                              607,620              505,932
   Prepaid expenses and other current assets                                                 51,678              109,117
                                                                                       ------------        -------------
      Total current assets                                                                2,748,953            6,294,245

Property, plant, and equipment                                                              858,245              267,031
Other assets                                                                                 60,495               73,268
                                                                                       ------------        -------------
      Total assets                                                                     $  3,667,693        $   6,634,544
                                                                                       ============        =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $    416,156        $     718,089
   Accrued liabilities                                                                      253,962              367,121
   Customer deposits                                                                         31,500              144,000
   Current portion of capital lease obligation                                               10,880               28,789
                                                                                       ------------        -------------
      Total current liabilities                                                             712,498            1,257,999
Capital lease obligation                                                                     95,121               64,456
                                                                                       ------------        -------------
      Total liabilities                                                                     807,619            1,322,455
                                                                                       ------------        -------------
Stockholders' equity
   Class A common stock                                                                       1,911                1,910
   Common stock                                                                               1,495                1,495
   Additional paid-in capital                                                             7,571,551            7,570,302
   Notes receivable from stockholders                                                      (17,399)             (41,281)
   Accumulated deficit                                                                  (4,697,484)          (2,220,337)
                                                                                       ------------        -------------
      Total stockholders' equity                                                       $  2,860,074        $   5,312,089
                                                                                       ------------        -------------
      Total liabilities and stockholders' equity                                       $  3,667,693        $   6,634,544
                                                                                       ============        =============



                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------     -------------------------------
                                                 1996               1995              1996                1995
                                              -----------        -----------        -----------        -----------
Revenues:
  Yield services                              $        --        $        --        $    35,000        $    13,000
   Equipment sales and installation               359,540            188,500          1,264,590            392,485
                                              -----------        -----------        -----------        -----------
                                                  359,540            188,500          1,299,590            405,485
                                              -----------        -----------        -----------        -----------
Operating expenses:
  Yield services costs                                 --                 --                 --              4,418
   Manufacturing and development (*)              874,919            402,385          2,561,584            837,527
   Selling, general, and administrative           453,910            280,040          1,316,657            462,385
                                              -----------        -----------        -----------        -----------
      Total operating expenses                  1,328,829            682,425          3,878,241          1,304,330
                                              -----------        -----------        -----------        -----------
      Operating loss                             (969,289)          (493,925)        (2,578,651)          (898,845)
Interest income (expense), net                     20,633                284            101,503               (442)
                                              -----------        -----------        -----------        -----------
      Net loss                                $  (948,656)       $  (493,641)       $(2,477,148)       $  (899,287)
                                              ===========        ===========        ===========        ===========

Net loss per share                            $     (0.28)       $     (0.25)       $     (0.73)       $     (0.46)
                                              ===========        ===========        ===========        ===========
Shares used in per share computations           3,407,111          1,970,590          3,406,156          1,970,590
                                              -----------        -----------        -----------        -----------


(*) Note: For the three months ended September 30, 1995 and the first nine months of 1995, separate figures for Manufacturing Cost of Goods Sold and Research and Development expenses were not available. However, for the three months ended September 30, 1996 and first nine months of 1996 figures, Manufacturing Cost of Goods Sold was $621,739 and $1,713,308, respectively, and Research and Development operating expense was $253,180 and $848,276, respectively.


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 ------------------------------
                                                                                                    1996               1995
                                                                                                 -----------        -----------
Cash flows from operating activities:
   Net loss                                                                                      $(2,477,148)       $  (899,287)
   Adjustments to reconcile net loss to net cash used for operating activities
                    Depreciation and amortization                                                    100,798              5,049
                    Changes in operating assets and liabilities
                              Accounts receivable                                                     74,166            (21,589)
                              Other receivables                                                       42,972             (4,750)
                              Inventories                                                           (101,688)           (27,617)
                              Prepaid expenses and other current assets                               57,439           (382,698)
                              Other assets                                                             4,976            (14,478)
                              Accounts payable                                                      (301,933)           225,437
                              Accrued liabilities                                                   (113,159)           137,208
                              Customer deposits                                                     (112,500)           144,000
                                                                                                 -----------        -----------
                                     Net cash used for operating activities                       (2,826,077)          (838,725)
                                                                                                 -----------        -----------

Cash flows from investing activities:
   Purchase of equipment                                                                            (664,214)                --
   Sale of fixed asset                                                                                22,000                 --
   Proceeds from sales of short-term investments                                                   4,422,172                 --
   Purchases of short-term investments                                                            (2,499,933)          (146,312)
                                                                                                 -----------        -----------
                                    Net cash provided by (used for) investing activities           1,280,025           (146,312)
                                                                                                 -----------        -----------

Cash flows from financing activities
   Principal payments under capital lease obligations                                                (29,244)                --
   Repayment of stockholder notes                                                                         --           (104,400)
   Issuances of preferred stock                                                                           --            923,322
   Proceeds of notes receivable from stockholders                                                     23,882                 --
   Issuance of bridge notes                                                                               --            800,000
   Issuance of warrants, net                                                                              --            172,582
   Issuances of Class A Common Stock, net of repurchases                                               1,250             22,550
                                                                                                 -----------        -----------
                                    Net cash (used for) provided from financing activities            (4,112)         1,814,054
                                                                                                 -----------        -----------

Net increase (decrease) in cash and cash equivalents                                              (1,550,164)           829,017
Cash and cash equivalents at beginning of period                                                   2,876,466             87,637
                                                                                                 -----------        -----------
Cash and cash equivalents at end of period                                                         1,326,302            916,654
                                                                                                 ===========        ===========

Supplemental cash flow information:
   Notes receivable issued in connection with sale of common stock                               $        --        $    33,064
   Common stock issues in exchange for notes payable                                                      --             57,600
   Acquisition of equipment under capital lease obligations                                           42,000                 --
                                                                                                 ===========        ===========


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

YieldUp International Corporation (the "Company") develops, manufactures, and markets equipment designed to improve semiconductor manufacturing yields. The Company first recognized revenues from the sale of its cleaning, rinsing, and drying equipment in the second quarter of 1995 and prior to that time was a development stage enterprise.

Basis of Presentation

In the opinion of management, these financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the three months ended and nine months ended September 30, 1996 are not necessarily an indication of the results to be expected for the full year.

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

(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - BALANCE SHEET COMPONENTS

Short-Term Investments

The Company's short-term investments were comprised of the following available-for-sale securities:

                                                September 30,         December 31,
                                                    1996                  1995
                                                 ----------           ----------

Certificates of deposit                          $  142,473           $  110,473
Commercial paper                                    494,096            3,946,155
                                                 ----------           ----------

                                                 $  636,569           $4,056,628
                                                 ==========           ==========

All of these investments had contractual maturities within one year and were classified on the accompanying balance sheet as follows:

                                               September 30,         December 31,
                                                   1996                  1995
                                                ----------            ----------

Cash equivalents                                $  494,096            $1,981,916
Short-term investments                             142,473             2,074,712
                                                ----------            ----------

                                                $  636,569            $4,056,628
                                                ==========            ==========


(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Inventories

A summary of inventories follows:

                                               September 30,          December 31,
                                                    1996                  1995
                                                  --------              --------

Raw materials                                     $207,841              $336,921
Work in process                                    149,714               102,581
Finished goods                                     250,065                66,430
                                                  --------              --------

                                                  $607,620              $505,932
                                                  ========              ========

Finished goods consisted of evaluation units installed at potential customer facilities, demonstration units at the Company's headquarters, and manufacturing units scheduled to ship in the next quarter.

Property and Equipment

A summary of property and equipment follows:

                                                  September 30,       December 31,
                                                       1996               1995
                                                     --------           --------

Machinery and equipment                              $366,384           $112,813
Furniture and fixtures                                 47,624             56,732
Leasehold improvements                                 11,599                 --
Construction in process                               533,153            105,000
                                                     --------           --------

                                                      958,760            274,545
Less accumulated depreciation                         100,515              7,514
                                                     --------           --------

                                                     $858,245           $267,031
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


                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues

Revenues increased to $359,540 in the third quarter of 1996 from $188,500 for the same period in 1995. The increase in revenues in 1996 was due to an increase in the level of shipments for the Company's wafer cleaning, rinsing, and drying systems. In the second quarter of 1995, the Company recognized its initial revenues from the shipment of systems.

Backlog at September 30, 1996 totaled $1,109,500 compared to $1,263,777 at September 30, 1995 and $1,413,251 at December 31, 1995. The continuing slowdown in the semiconductor equipment industry may negatively impact the Company's ability to book new orders in the future until there is a change in the conditions that are reducing capital equipment spending by semiconductor manufacturers.

Manufacturing and Development Expenses

Manufacturing and development expenses increased to $874,919 in the third quarter of 1996 from $402,385 for the same period in 1995. The increase in manufacturing and development expenses reflected the development of the Company's own assembly and test capability in late 1995 and the continuing efforts to develop and enhance the Company's products. Beginning in the first quarter of 1996, the Company accounted for Manufacturing Cost of Goods Sold separately from Research and Development expenses. For the third quarter of 1996, Manufacturing Cost of Goods Sold was $621,739 and Research and Development expense was $253,180. For the third quarter of 1995, the Company was unable to separate Manufacturing Cost of Goods Sold and Research and Development expenses. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses and the costs of manufacturing product sales may decline as a percentage of revenues, to the extent revenues increase.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased to $453,910 in the third quarter of 1996 from $280,040 for the same period in 1995. The increase in selling, general, and administrative expenses reflected the Company's increased marketing activities for its products and additional employees in both marketing and administration. Administrative costs associated with being a public company, including insurance, accounting, and legal expenses, also increased the third quarter 1996 compared to the third quarter of 1995. In addition, the Company has incurred significant legal expense for litigation and patent activity that increased expenses in the third quarter 1996 compared to the third quarter of 1995. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

Net Interest Income

Net interest income was $20,633 for third quarter of 1996 compared to $284 for the same period in 1995. The increase in net interest income was the result of increased interest earned on short term investment of a portion of the funds raised in the Company's initial public offering in November 1995. The Company expects that interest income will decline in future quarters as the Company uses some of its investment funds to finance working capital requirements.

Net Loss

Net loss for the third quarter of 1996 increased to $948,656 compared to $493,641 for the same period in 1995. The increase in net loss was due primarily to an increase in manufacturing and development costs associated with the development of the Company's manufacturing capabilities and the addition of engineering employees. In addition, the Company expanded its marketing, support, and administration organizations to manage the increase in sales and shipment of the Company's products.

The Company has never operated at a profit and expects that it will incur operating losses through at least the first half of 1997. Such losses have been and will continue to be principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in penetrating the market for wet processing semiconductor manufacturing equipment or in generating future revenues and profits from the sales of its products or services.


                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues

Revenues increased to $1,299,590 in the first nine months of 1996 from $405,485 for the same period in 1995. The increase in revenues in 1996 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems.

Manufacturing and Development Expenses

Manufacturing and development expenses increased to $2,561,584 in the first nine months of 1996 from $837,527 for the same period in 1995. The increase in manufacturing and development expenses reflected the increase in the cost of goods sold due to higher unit shipments of the Company's cleaning, rinsing and drying systems, the development of the Company's own assembly and test capability in late 1995, and the continuing efforts to develop and enhance the Company's products. Beginning in the first quarter of 1996, the Company accounted for Manufacturing Cost of Goods Sold separately from Research and Development expenses. For the first nine months of 1996, Manufacturing Cost of Goods Sold was $1,713,308 and Research and Development expense was $848,276. For the first nine months of 1995, the Company was unable to separate Manufacturing Cost of Goods Sold and Research and Development expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased to $1,316,657 in the first nine months of 1996 from $462,385 for the same period in 1995. The increase in selling, general, and administrative expenses reflected the Company's increased marketing activities for its products and additional employees in both marketing and administration.

Net Interest Income

Net interest income was $101,503 for the first nine months of 1996 compared to net interest expense of $442 for the same period in 1995. The increase in net interest income was the result of increased interest earned on short term investment of a portion of the funds raised in the Company's initial public offering in November 1995. The Company expects that interest income will decline in future quarters as the Company uses some of its investment funds to finance working capital requirements.

Net Loss

Net loss for the first nine months of 1996 increased to $2,477,148 compared to $899,287 for the same period in 1995. The increase in net loss was due primarily to an increase in manufacturing and development costs associated with the development of the Company's manufacturing capability and the addition of engineering employees. In addition, the Company expanded its marketing, support, and administration organizations to manage the increase in sales and shipment of the Company's products.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short term investment balances at September 30, 1996 totaled $1,468,775 compared to $4,941,178 at December 31, 1995. The decrease of $3,472,403 was due primarily to net losses generated during the first nine months of 1996 and increased working capital requirements and capital expenditures.

At September 30, 1996 the Company had accounts receivable of $605,261 compared to $679,427 at December 31, 1995. Inventories at September 30, 1996 were $607,620 compared to $505,932 at December 31, 1995. Net property and equipment was $858,245 at September 30, 1996 compared to $267,031 at December 31, 1995. The increase in net property and equipment was the result of expenditures of approximately $665,000 for equipment and construction for a new manufacturing cleanroom facility, $50,000 for engineering and manufacturing computer equipment, and approximately $50,000 for other engineering equipment.

The accounts payable balance at September 30, 1996 was $416,156 compared to $718,089 at December 31, 1995. The decrease in accounts payable was due primarily to the payment for inventory purchases made in late 1995. Purchases of inventory components were lower during the third quarter 1996 compared to fourth quarter 1995. Long term capital lease obligations were $95,121 at September 30, 1996 compared to $64,456 at December 31, 1995. The increase was due to the addition of a capital lease for computer equipment.

The Company believes that its cash balances at September 30, 1996 will be sufficient to meet the Company's cash requirements through the remainder of 1996. However, after that, depending on the level of operations, the Company may require additional equity or debt financing to meet its working capital and fixed asset requirements. If the Company requires additional financing in the future, there can be no assurance that it will be available or that it will be available on terms satisfactory to the Company.

                                 BUSINESS RISKS

The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseeable expenses, delays and complications, as well as specific risks of the semiconductor equipment industry. The Company has incurred significant losses from its operations, and there can be no assurance that the Company will achieve profitable operations. The Company believes that it will be required within the next six months to seek additional capital, and there can be no assurance that the Company will be able to obtain additional capital on acceptable terms or at all. The inability to raise the capital needed would require the Company to severely curtail or suspend operations. The Company's lack of resources and proven products makes it extremely vulnerable to competition from larger companies. Because the Company's technology has not been widely deployed, it presents potential customers with uncertainty not associated with existing equipment marketed by competitors. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long-term viability and product support. Because the Company's products also compete with the offerings from a large number of small companies making less expensive equipment, the Company may not be able to compete effectively against those products without lowering its prices. Given the anticipated increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction and competitive technologies or new manufacturing technologies may be developed which could make the Company's products obsolete. Since the Company expects to derive substantially all of its future revenues from sales of cleaning, rinsing, and drying systems, the Company's business, financial condition and results of operations would be materially adversely affected by declining demand for the Company's products or decreasing prices and margins for those products.

The Company anticipates that it will devote significant management time and financial resources to obtaining protection of, and defending against infringement claims with respect to, its intellectual property rights. The Company is involved in patent litigation and is attempting to obtain patent protection on various aspects of its proprietary technology. These rights under any patents issued may not provide competitive advantages to the Company or prevent others from developing competitive products or technologies similar to or more advanced than the Company.

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

None

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


                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)





Date:  November 1, 1996          By:  /s/ Raj Mohindra
                                      -------------------------------
                                      Raj Mohindra, President and
                                      Chief Executive Officer




Date:  November 1, 1996          By:  /s/ Scott M. Gibson
                                      -------------------------------
                                      Scott M. Gibson, Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX

(1) Exhibits

11.1   Statement Regarding Computation of Net Loss per Share

27     Financial Data Schedule