Form 10KSB
period 1996-12-31
YIELDUP INTERNATIONAL CORP
filed 1997-02-18
CIK 1002176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

[ X ]    Annual report pursuant to Section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 (Fee required).  For the fiscal year ended December 31,
1996

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange
 ---
Act of 1934 (No fee required). For the transition period from _______________ to ________________

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

Securities registered under Section 12(b) of the Act:   NONE

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]
                                 ---

The Issuer's revenues for the fiscal year ended December 31, 1996 were $2,204,590.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's Common Stock on February 14, 1997 in the over-the-counter-market, was approximately $20,344,260. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded for purposes of the preceding computation, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 1997, Registrant had 3,407,111 shares of Common Stock outstanding, including shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


Transitional Small Business Disclosure Format          YES          NO  X
                                                          ---          ---

The exhibit index appears on page 28 of this Form 10-KSB Report.

GENERAL

        YieldUP develops, manufactures and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates. Based on the results obtained by customers using its products, the Company believes its technology allows more thorough and efficient cleaning, rinsing and drying than conventional approaches and that the products based on this technology may enable manufacturers to obtain improvements in the percentage of good product produced, or yield. The Company's cleaning, rinsing and drying products also reduce usage of certain environmentally hazardous materials and occupy less floor space when compared to conventional equipment. The Company delivered its initial product in July 1994 to one major semiconductor manufacturer and its second product, the Omega 2000, a wafer cleaning, rinsing and drying system, in December 1984 to another manufacturer. The Company currently has approximately 20 cleaning, rinsing, and drying systems installed at a number of customer sites in the semiconductor, semiconductor equipment, photomask, and flat panel display industries.

        Disc-shaped wafers composed of silicon are the foundation on which integrated circuits ("ICs") are manufactured in modern semiconductor fabrication facilities. During the typical four to six week process of fabricating ICs on these wafers, semiconductor manufacturers typically clean, rinse and dry the wafers several times throughout the facility to prepare in-process wafers for the next IC fabrication step, such as deposition or photolithography. The likelihood of completing these steps successfully and producing good chips depends significantly upon the cleanliness of the wafer. The Company's products are designed to reduce wafer particle contamination, stains, surface roughness and other defects that reduce IC yields with a cost-effective, integrated cleaning, rinsing and drying system using filtration technology, optimized rinsing options, no mechanical motion and reduced use of environmentally hazardous materials.

        The Company is marketing its products for application at several points in the IC fabrication process, including prior to deposition, prior to photolithography and following etching. In addition, the Company has also marketed its products for use in the manufacturing processes of photomasks, magnetic and optional disks, flat panel displays and chemical and pharmaceutical products. The Company believes that there are numerous sites within typical semiconductor, photomask, magnetic and optical disk, flat panel display and chemical and pharmaceutical product manufacturing facilities where manufacturers could improve processes and reduce contamination by replacing or retrofitting existing equipment with the Company's products.

        The Omega 2000 is a cleaning, rinsing and drying system which cleans, rinses and dries in a single chamber. The Omega 2000 uses no moving parts in the drying process and thereby avoids the mechanical shocks that occur during the dryer sequence in certain conventional equipment. The Omega 2000's patented drying process is designed to reduce contamination, water spots and meniscus which can be left by conventional equipment. The Omega 2000 can be retrofitted into existing wet benches used in manufacturing processes and is available as a stand-alone unit which has a footprint significantly smaller than typical wet benches. As a result, manufacturers may be able to integrate the Company's products into their facilities without the need to abandon existing equipment. Megasonic and chemical injection cleaning can be added to the Omega 2000 as well.

        The Company's Omega 4000 is a cleaning, rinsing, and drying system that incorporates the rinsing and drying of the Omega 2000 and adds hydrofluoric
(HF) acid cleaning capability. The Company also markets a water filtration product, the CleanPoint, for filtration of deionized water. The CleanPoint is marketed to the same customers as the Company's cleaning, rinsing, and drying systems. The CleanPoint filtration system is also an integral part of the Company's other systems, the Omega 2000 and Omega 4000.

        The Company currently has under development the Omega 1000, a low cost, stand-alone rinsing and drying system designed to replace conventional spin rinse dryer ("SRD") technology in manufacturing facilities. The Company is also investigating the development of an automated wet bench capability that would combine the Company's rinsing and drying systems with high temperature immersion cleaning and other standard cleaning applications. The Company is also investigating other industrial applications for its CleanPoint water filtration system, including the pharmaceutical and chemical industries, both of which require ultrapure water for product processing.

PRODUCTS

        Through analyzing the fabrication process of leading IC manufacturers, the Company determined that the cleaning, rinsing and drying steps of the manufacturing process present a significant, unfilled opportunity for yield improvement. The Company has developed and is marketing equipment that incorporates cleaning, rinsing and drying technologies which it believes may help manufacturers achieve significant contamination reduction, and resulting yield improvement. The Company currently markets the following products:

  CleanPoint Water Filtration System

        The CleanPoint Water Filtration System is a patented deionized water filtration system designed to eliminate microscopic particle contamination in deionized water at the point of use. The CleanPoint system is an integral part of the Company's cleaning, rinsing, and drying systems and is also marketed independently for other filtration applications.

  Omega 2000

        The Omega 2000 system is an integrated cleaning, rinsing and drying system that integrates the Company's patented Surface Tension Gradient ("STG") drying technology and the CleanPoint water filtration system with cleaning and system control capability. The Omega 2000 system combines the advantages of immersion technology and the convenience of full flow processors and is designed to provide the following advantages versus conventional equipment:

      * Single chamber cleaning, rinsing and drying of wafers, eliminating cumbersome handling

      * Improved rinse and dry cycle times for increased throughput

      * Reduced build-up of scum that sometimes occurs with IsoPropyl Alcohol ("IPA") dryers

      * Significantly lower usage of IPA, an environmentally hazardous material, compared to conventional IPA dryers

      * Reduction in surface roughness and haze

        The Company offers chemical injection and megasonic cleaning as options on the Omega 2000. The Company procures these cleaning subsystems from one of several manufacturers of such systems. The Omega 2000 is available as a stand-alone system or as a retrofit upgrade to an existing wet bench system.

  Omega 4000

        The Omega 4000 system builds on the Omega 2000 product by offering integrated HF filtered etch cleaning capability in addition to the cleaning, rinsing, and drying capabilities found on the Omega 2000 product. The filtered etch module allows more thorough cleaning of certain types of processed wafers than the Omega 2000. The Company procures the filtered etch capability from one of several manufacturers of such systems. The Omega 4000 system can also be configured with conventional robotics for wafer cassette handling.

        The purchase prices of the Omega products range from $50,000 to $400,000.

        Products Under Development

  Omega 1000

        The Omega 1000 system is designed to be a low cost, stand-alone rinse and dry system that can replace conventional SRD technology in semiconductor manufacturing facilities. The Omega 1000 is expected to incorporate the STG drying technology and CleanPoint water filtration system and to provide the following benefits to semiconductor manufacturers:


      * No mechanical motion of wafers, thus preventing wafer breakage problems associated with SRDs

        - Minimal moving parts provide higher system reliability and reduced equipment maintenance cost

        - Reduced water spots and organic residues by eliminating the build-up of water meniscus common in SRDs

        The Company is investigating the development of an automated wet bench capability that would combine the Company's rinsing and drying systems with high temperature immersion cleaning and other standard cleaning applications. The Company anticipates that if this new product development is started, that many of the subsystems of the new product would have to be procured from one of several manufacturers of such subsystems. The Company is also investigating the market for cleaning, rinsing, and drying equipment capable of handling new twelve inch silicon wafers and the development required by the Company to adapt its products for this new market. No assurance can be given that, even if the Company undertakes any of these projects, that the product development efforts will be successful or that any products developed will achieve commercial success.

STRATEGY

        YieldUP's goal is to become a leading provider of cleaning, rinsing and drying equipment used in semiconductor, photomask, magnetic and optical disk, flat panel display and chemical and pharmaceutical product manufacturing facilities. As part of its marketing process, the Company has allowed leading IC and wafer manufacturers to test its products at their facilities. The Company believes that integration of the Company's products into manufacturing lines of several major semiconductor manufacturers will cause other manufacturers to follow suit. There can be no assurance, however, that any of these manufacturers will continue to use the Company's products or that any other manufacturers will make any purchases of the Company's products.

        The Company will also seek to adapt its products to be able to take advantage of the expected shift in the semiconductor industry from six and eight inch silicon wafers to twelve inch silicon wafers. That move will require IC manufacturers to either refurbish existing manufacturing sites or construct new ones. During the transition, the Company expects that semiconductor manufacturers will reevaluate those aspects of the manufacturing process which have a significant impact on yield, since the potential losses associated with reduced yields will increase as wafer sizes increase and critical dimensions decrease. The Company also intends to focus on the opportunities to install its products at new manufacturing sites.

        The Company has also initiated marketing activities and made limited sales in other industries with defect-sensitive manufacturing processes. The Company believes that manufacturers of magnetic and optical disks, flat panel displays, and pharmaceutical and chemical products, have use of the Company's products, because those manufacturers also depend upon the reduction of foreign particles during the manufacturing process.

CUSTOMERS, MARKETING AND SERVICE

        The Company is marketing its cleaning, rinsing and drying systems for application at several points in the IC fabrication process, including prior to deposition, prior to photolithography and following etching. In addition, the Company has also marketed its products for use in the manufacturing process of magnetic and optical disks, flat panel displays and chemical and pharmaceutical products. Potential customers with large manufacturing facilities could have use for several of the Company's products within a single facility. The Company has sold its systems to semiconductor, photomask and flat panel display manufacturers who have integrated the YieldUP products into existing wet benches or have used them in a stand-alone configuration. The Company is also collaborating with automated wet-bench manufacturers, for integrating its system into the wet benches of these manufacturers.

        In the United States, the Company markets its products through direct customer contact and manufacturer representatives. These representatives provide both sales and service support to end users in their territories. In Europe, the Company markets its products through divisions of Teltec Semiconductor which provide both sales and service support to end users. In Japan and Taiwan, the Company distributes its products through Kanematsu Semiconductor Corp. which provides both sales and service support to end users. The Company has agreements with its representatives which generally grant the representative an exclusive right to sell products in a specified territory and allow termination by either party without cause on 90 days written notice.

        In the United States, the Company plans to use its personnel for all equipment installations, field service, and maintenance. In Europe, the Company has agreements with divisions of Teltec Semiconductor to perform all equipment installations, field service, and maintenance, and the Company has no current plans to discontinue this arrangement. It is the Company's intent to maximize the use of standard parts, modular design, and field replaceable units to minimize equipment downtime and repair times, although there can be no assurance that the Company will be successful in these efforts. The Company typically provides customers with a twelve month warranty covering parts and labor.

BACKLOG

        The Company schedules production of its systems based upon backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog only those customer orders for systems for which it has accepted purchase orders and for which delivery has been specified within twelve months as well as orders for spare parts and service and support of systems. The Company has not entered into any long term purchase agreements with any customers. Customers commit to purchase the Company's products by issuing purchase orders. The timing of the purchase orders' issuance depends on the customer's delivery requirements.

        The Company's backlog was approximately $493,000 as of December 31, 1996, all of which the Company expects to deliver within the next 6 months. The systems included in backlog have been ordered by a semiconductor device manufacturer and a flat panel display manufacturer. No assurance can be given that the systems will be delivered as promised or that they will perform as designed. The equipment requirements of manufacturers cannot be determined with accuracy, and therefore the Company's backlog at any certain date is not indicative of future growth. In addition, because of possible changes in system delivery schedules, the ability of the customers to cancel, defer or reschedule with limited or no penalties, and potential delays in system shipments, the Company's backlog at any particular date is not necessarily representative of actual sales of any succeeding period. Further, all potential sales will depend on final delivery and testing of the equipment.

MANUFACTURING, ASSEMBLY AND TESTING

        The Company's equipment manufacturing operations consist of assembly of systems into final configuration and final testing in a cleanroom at the Company's main facility prior to customer shipment. The Company fabricates certain custom plastic components that are incorporated into its systems, but the remainder of the system materials are procured from a number of distributors and outside suppliers.

        The Company has no written contracts with any of its suppliers, and such suppliers may terminate their relationships with the Company at any time without notice. Any such termination may impair the Company's ability to satisfy any orders for its products and may adversely affect the Company's results of operations. The Company will be required to replace any outside suppliers who terminate their relationships with the Company. In such event, there could be no assurance that the Company would be able to find replacement suppliers (on a timely basis or at all) or that such replacement suppliers would not be more expensive than the Company's current arrangements, thereby adversely affecting the Company's results of operations.

        The Company's strategic goal is to use contract manufacturers to manufacture its standard systems and subsystems as unit manufacturing volumes increase and product designs mature. The Company expects that as it products mature, there will be a decrease in the amount of custom manufacturing required to satisfy customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING AND DEVELOPMENT

        The Company incurred manufacturing and development expenses of approximately $3,854,000 in 1996, and $1,737,000 in 1995. Manufacturing and development expenses represent costs incurred for the design and development of new products, the redesign of existing products and the costs associated with product sales. For 1995, separate amounts for manufacturing costs of goods sold and research and development expense were not meaningful as these operating activities were not separable during the period. For 1996, research and development expenses were $1,223,002.

        The market for semiconductor fabrication equipment is characterized by rapid technological advancement and product innovation. The Company believes that development of new products will be required to allow it to compete effectively in this market. As of December 31, 1996 the Company had twelve full time employees whose duties included research and development, and the Company intends to hire additional product development personnel in 1997.

        The Company has established relationships with key customers to gain access to advanced semiconductor manufacturing technologies and measurement and test equipment to assist in the development of its products. The Company intends to continue its research and development activities through internal research and cooperative research relationships with customers and other technology companies.

        The Company intends to continue its product enhancement programs focusing on improving reliability and performance, developing additional features, increasing throughput capabilities, promoting ease of equipment operations and reducing production costs. The Company also believes it can improve the standardization of its systems, and, using molds and contract manufacturing to reduce manufacturing costs, shorten manufacturing lead times, and improve product reliability and quality.

INTELLECTUAL PROPERTY RIGHTS

        The Company relies on patent, trade secret and copyright protection for its products and technology. The Company has received two United States patents relating to its products and technologies and has filed four additional U.S. and foreign patent applications. The process of obtaining patents can be expensive and there can be no assurance that the patent applications will result in the issuance of patents, that any issued patents will provide the Company with meaningful competitive advantages, or that challenges will not be issued against the validity or enforceability of any patent issued to the Company.

        The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

        In the absence of significant patent or other proprietary protection, competitors may be able to copy the Company's technology or design approaches, replicate its processes or gain access to its trade secrets. Moreover, there can be no assurance that competitors will not be able to develop technologies similar to or more advanced than the Company's or design around any patent aspects of the Company's products or technology. No assurance can be given that the Company's current or future products will not infringe on the patents of others.

        There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Further commercialization of the Company's products could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation would likely result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's business, financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

        There is intense competition in the markets for the Company's products. The Company's lack of resources and proven products makes it extremely vulnerable to competition from larger companies, many of which have significantly greater financial, employee, product development and marketing resources. Leading competitors have a larger installed base of products which can provide them a significant advantage over the Company because the Company's technology has not been widely deployed and therefore presents potential customers with uncertainty not associated with existing equipment. In addition, many manufacturers are reluctant to choose small companies as key suppliers due to concerns about long term viability and product support. There can be no assurance that the Company will overcome these disadvantages.

        Competition for the Company's products currently comes from makers of traditional and new cleaning, rinsing and drying equipment. Competitors include manufacturers of SRDs such as Verteq and Semitool, IPA dryer manufacturers such as S&K and Steag and integrated wet processing system manufacturers such as Santa Clara Plastics, SubMicron Systems and Nippon Screen. There can be no assurance that these competitors will not develop new products or improve their existing products which, when combined with their existing market presence, would make the Company's products obsolete or unmarketable. Any such development would have a material adverse effect on the Company. There also can be no assurance that the Company will be able to penetrate the wet processing equipment market and convince manufacturers to install the Company's systems either directly or through retrofitting in place of existing equipment. Additional competition for the Company's products also currently comes from a large number of small companies making cleaning, rinsing and drying equipment which is less expensive than the Company's products. Because the Company's products sell for significantly higher prices than such products, the Company may not be able to compete effectively against them without lowering its prices.

        The Company also expects that competition may arise from new competitors and from new technological approaches adopted by new and existing competitors. Because of the increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction. Thus, competitive technologies or new manufacturing techniques may be developed which could make the Company's products obsolete, thereby materially adversely affecting the Company. If the Company is unable to respond to the challenges of competition, including changes in cleaning, rinsing and drying or semiconductor manufacturing processes, there can be no assurance that the Company would be able to achieve or maintain profitability at a level required to support its survival or growth.

        The Company currently competes principally on the basis of superior contamination reduction, better price/performance, improved equipment reliability, smaller footprint, lower operating cost and reduction in hazardous chemical usage. The Company believes that these factors as well as ease of use, price, reputation, service and familiarity are important competitive criteria for selection of cleaning, rinsing and drying equipment by potential customers in the manufacturing industries in which the Company competes. There can be no assurance that the Company will compete favorably with respect to these or other factors in the future, and any failure to compete successfully could have a material adverse effect on the Company's business or operating results.

EMPLOYEES

        On December 31, 1996, the Company had 30 full-time employees. Twelve of the Company's employees work in engineering and product development; 11 work in manufacturing and operations; four work in sales and marketing; and three in administration. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good.

        The Company intends to add employees from time to time as necessary to meet its evolving management, research and development, manufacturing, marketing, sales and service needs. The Company believes that its future success is dependent to a significant degree on its ability to attract and retain additional skilled personnel to enable the Company to develop and compete.

BUSINESS RISKS

        In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report.

GOING CONCERN OPINION

        The report of the Company's independent auditors includes an explanatory paragraph that describes the substantial doubt as to the ability of the Company to continue as a going concern. The Company's proposed operations are subject to numerous risks, including unforeseeable expenses, delays and complications, as well as specific risks of the semiconductor equipment industry. There can be no assurance that the Company will achieve profitable operations. See the Financial Statements and Notes thereto.

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING; LIMITED OPERATING HISTORY.

        The Company has experienced significant operating losses since its inception in June 1993 and only commenced significant shipments of systems in the fourth quarter of 1995. Accordingly, the Company has a very limited operating history on which to base an evaluation of its business, and its prior operating results are not indicative of results which may be achieved in the future. As of December 31, 1996, the Company's accumulated deficit was approximately $5,594,372. The Company's operating losses have been and will continue to be principally the result of the various costs associated with the Company's product development, manufacturing, and sales activities. The Company believes that it existing capital resources will enable to fund its operations through the first quarter 1997. The Company will be required to seek additional capital to continue its operations beyond that time, which may result in dilution to the current stockholders. The Company has no commitments for any future funding, and there can be no assurance that the Company will be able to obtain additional capital in the future. The existence of the Class A and Class B Warrants may also complicate future capital raising activities. If the Company is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Financial Statements and Notes thereto.

RELIANCE ON SINGLE PRODUCT FAMILY

        The Company anticipates that the substantial majority of its future revenues will come from sales of its cleaning, rinsing and drying systems. Should the demand for, or pricing of, the Company's products decline due to increased competitive pressure, the introduction of superior systems or processes, changes in the semiconductor, magnetic or optical disk, flat panel display or photomask industries or other factors, the Company's business, financial condition and results of operations would be materially adversely affected. The ability of the Company to diversify its operations through the introduction and sale of new products and broader acceptance of its cleaning, rinsing and drying systems is dependent on the success of the Company's continuing research, product development and engineering activities, as well as its marketing efforts. No assurance can be given that the Company will be able to develop, acquire, introduce or market new products in a timely or cost-effective manner or that any new products or improvements will achieve market acceptance or result in acceptable margins. Accordingly, the Company will be dependent on overall market acceptance of its products.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

        The Company expects to derive a substantial portion of its revenues from the sale of a relatively small number of systems, which typically range in purchase price from approximately $50,000 to $400,000. As a result, a small reduction in the number of systems shipped in a quarter would have a material adverse effect on the Company's revenues and results of operations for that quarter. A delay in a shipment near the end of a particular quarter, due to, for example, unanticipated shipment rescheduling or cancellation, supplier delays in delivery of component parts or unexpected manufacturing difficulties experienced by the Company, may cause financial results in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's results of operations for such quarter.

        In addition, the Company's need for continued investment in research, development, engineering, marketing, customer service and support capabilities will limit the Company's ability to reduce expenses in response to any such decrease in sales. Moreover, because customer purchase orders are subject to cancellation or rescheduling by the customer, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. If the Company's anticipated level of revenues is not achieved for a particular period, the Company's operating results could be adversely affected by its inability to reduce costs. Because the Company builds certain subassemblies according to forecast, a reduction in customer orders would also result in excessive inventories which could adversely affect the Company's results of operations and liquidity. The impact of these and other factors on the Company's operating results in any future period cannot be accurately forecast. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LENGTHY SALES CYCLE

     Sales of the Company's products have been, and are expected to continue to be, characterized by a relatively long sales cycle due to such factors as the substantial time required by potential customers for technical evaluation of the Company's products prior to purchase, high cost and the critical roles they will play in the manufacturing process. Sales of the Company's systems may also depend upon the decision of a prospective customer to upgrade the equipment in its existing manufacturing facilities or to open new facilities, which typically involves a significant capital commitment. The Company believes that the sales cycle will continue to be lengthy as certain of its anticipated customers centralize purchasing decisions, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by the Company.

CYCLICALITY OF SEMICONDUCTOR MANUFACTURING INDUSTRY

     The semiconductor industry generally, and the semiconductor equipment industry in particular, is highly cyclical and has historically experienced periodic and often prolonged downturns. Downturns in the semiconductor industry as well as changes in or uncertainty regarding technology, have frequently had a severe and adverse effect on the semiconductor industry's demand for wafer processing equipment. The Company's success will be dependent upon the ability and willingness of manufacturers of semiconductor devices to make substantial capital expenditures, which in turn will be largely dependent upon the market demand for ICs and products using ICs produced by such manufacturers. No assurance can be given that the Company will be able to develop or market any products to meet the needs of such manufacturers or that such manufacturers will be able or willing to make the capital expenditures necessary to acquire the Company's products.

NEED TO DEVELOP NEW PRODUCTS AND TECHNOLOGIES

     Semiconductor, flat panel display, magnetic and optical disk and photomask manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company believes that its future success will depend in part upon its ability to develop and enhance its current products and develop new products to meet such anticipated technological changes. To the extent products developed by the Company are based upon anticipated changes, sales of such products may be adversely effected if other technology becomes accepted in the relevant industry. As a result of declining orders for their existing products, manufacturers in the semiconductor equipment industry experience significant quarterly fluctuations in operating results and must replace such orders with orders for new products to achieve or maintain profitability. If the Company does not successfully introduce new products or enhanced versions of its current products in a timely manner, any competitive position the Company may develop could be lost and the Company's sales, if any, would be reduced. There can be no assurance that the Company will be able to develop and introduce enhanced or new products which satisfy customer needs and achieve market acceptance. The failure of the Company to manage its research and development efforts would have a material adverse effect upon its business and prospects.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF EXPANDING OPERATIONS

        The Company's success will, to a large extent, depend upon the continued services of Raj Mohindra, President and Chief Executive Officer, and Suraj Puri, Vice President and Chief Technical Officer. The loss of services of either of these executive officers would materially and adversely affect the Company. The Company does not have employment agreements with any of its key personnel, but it does maintain key man life insurance in the amount of $2 million on Mr. Mohindra and $1 million on Mr. Puri.

        The success of the Company will also depend, in part, upon its ability to retain the personnel who have assisted in the development of the Company's products, and to attract and retain additional qualified operating, marketing, technical and financial personnel. The competition in the semiconductor equipment industry for such qualified personnel is often intense, and there can be no assurance that the Company will be able to hire or retain necessary personnel. In addition, the Company will require additional senior management and the development of additional expertise by existing management personnel, as well as improved operational and financial systems, and there can be no assurance that new personnel and systems will be successfully integrated or that the developments will not result in a material adverse effect on the Company.

LIMITATION OF LIABILITY

        Due to limitations on the liability of officers and directors contained in the Company's charter documents and agreements between the Company's officers and directors and the Company, stockholders may have limited or no recourse against such officers and directors for their negligent actions.

CONCENTRATION OF SHARE OWNERSHIP AND VOTING POWER

        Holders of the Company's Class A Common Stock are entitled to five votes for each share owned by them on all matters submitted to a vote of stockholders, while holders of Common Stock are entitled to one vote per share. The directors and officers of the Company control approximately 66.9% of the voting power and will be able to elect all of the Company's directors and, hence, will be able to control the affairs of the Company. In addition, the directors and officers of the Company will, subject to certain limitations imposed by applicable law, be able to, among other things, amend the Company's Certificate of Incorporation and By-laws and effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity, in each case without the approval of any of the Company's other stockholders.

POTENTIAL ADVERSE EFFECT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK ON HOLDERS OF COMMON STOCK; ANTI-TAKEOVER EFFECTS

        The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. The Company has no present plans to issue shares of Preferred Stock.

ITEM 2.  DESCRIPTION OF PROPERTY
YieldUP's headquarters are located in Mountain View, California, where the Company leases a total of approximately 14,400 square feet of office and assembly space under a lease which expires in September 1998, with a current monthly obligation of $10,000 plus taxes, maintenance and utilities. The Company has an option to extend the lease on its current facilities for an additional three years after September 1998.

ITEM 3.  LEGAL PROCEEDINGS
CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in the United States District Court for the District of Delaware in September 1995. The complaint alleges that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. The Company believes that its drying process does not infringe the CFM patent. The Company has filed a cross-complaint in this action seeking a declarative judgment that the Company's products do not infringe the CFM patent. However, litigation is inherently uncertain, and there can be no assurance that the Company will not, as a result of this litigation, suffer a material adverse effect on its business or financial condition. The trial for this matter is currently scheduled to begin in July 1997. The Company expects that the CFM litigation will continue to result in substantial costs and diversion of effort by the Company which could materially adversely affect the Company. The CFM litigation and any other such litigation could also continue to delay or impede market acceptance of the Company's products. A decision adverse to the Company in such litigation could result in substantial damages payable by the Company and could support the issuance of an injunction prohibiting further sales by the Company of some or all of its products. Because the Company relies on a single product family for the substantial majority of its revenues, any successful challenge by other parties to the Company's right to use its designs could potentially render the Company insolvent and jeopardize its ability to continue as a viable concern.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders during the Company's fourth quarter.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

        Since November 1995, the Company's Common Stock has traded on the Nasdaq SmallCap Market under the symbol "YILD." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by the Nasdaq SmallCap Market. These figures reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                           High        Low
                                         --------    -------
1996
  1st Quarter.........................   $6          $4 7/16
  2nd Quarter.........................    8 5/8       5 3/8
  3rd Quarter.........................    6 13/16     4 1/2
  4th Quarter.........................    6           4 1/2

        On December 31, 1996, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $6 per share. As of December 31, 1996, there were 8 holders of record of the Common Stock, and the Company believes that there were over 300 beneficial owners of Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

        During the years ended December 31, 1996 and 1995, the Company's revenues were $2,204,590 and $1,129,012, respectively. The increase in revenue in 1996 was due to an increase in shipments of the Company's cleaning, rinsing, and drying systems.

        Manufacturing and development expenses were $3,853,972 for the year ended December 31, 1996, and $1,736,755 for the year ended December 31, 1995. For 1995, separate amounts for manufacturing cost of goods sold and research and development expense were not meaningful as these operating activities were inseparable during that period. For 1996, manufacturing cost of goods sold was $2,630,970 and research and development expense was $1,223,002. The increase in manufacturing and development expenses reflected the continuing efforts to develop and enhance the Company's products and the higher total manufacturing costs associated with increased system shipments. In addition, in the fourth quarter of 1995 the Company established its own manufacturing capability, so the 1995 manufacturing and development expenses only reflect approximately one quarter of full operation of the manufacturing organization while the 1996 figures represent four quarters of manufacturing operation. The Company expects to continue to invest in new product development and research, although these expenses may decline over time as a percentage of revenues to the extent revenues increase.

        In order for the Company to achieve profitability, it will be necessary to significantly increase revenue in future periods. Increasing revenues will depend to a significant extent on the Company's ability to make multiple unit sales to large companies. To achieve this goal, the Company has recently strengthened its executive management in the sales and marketing organization and believes that it must expand its product line and increase its marketing efforts with respect to the semiconductor, magnetic and optical disk, flat panel display, semiconductor equipment and photomask industries. In addition, in order to achieve profitability, the Company must improve its gross margins. The Company's negative gross margin on product sales during 1995 and 1996 was due to fixed manufacturing overhead expense being spread over a small number of units and high unit material cost. The high unit material costs were caused by a high degree of customization and numerous engineering design changes as the Company enhanced its products. The units shipped in 1995 and 1996 were generally the first units produced of a particular design. The Company anticipates that if unit shipment volume increases in future periods, per unit overhead expenses and material costs will be reduced. In addition, in the first quarter of 1997 the Company is transitioning to shipment of standardized products, which should also begin to reduce the per unit material costs. The Company believes that both of these trends may have the effect of improving the Company's gross margin. If the Company is not able to make multiple unit sales to large customers, to penetrate new industries, to manage the transition to standardized products or to increase product shipments, the Company may be unable to increase its revenues or improve its operating margins. Such failure would have a material adverse effect on the Company and would impact its ability to continue as a going concern. See Financial Statements and Notes thereto.

        Selling, general and administrative expenses were $1,829,460 for the year ended December 31, 1996, and $1,032,008 for the year ended December 31, 1995. The increase in these expenses reflect the Company's increased marketing activities for its products and additional employees. In addition, the Company incurred increased legal expenses in 1996 versus 1995 related to the CFM patent infringement litigation. There were also increases in legal, accounting, and other administrative expenses in 1996 versus 1995 related to being a public company. The Company expects that selling, general and administrative expenses may decline as a percent of revenues to the extent revenues increase.

        The net interest income was $104,807 for the year ended December 31, 1996, and the net interest expense was $190,272 for the year ended December 31, 1995. The net interest income in 1996 was due to interest income on a portion of the funds raised in the Company's 1995 initial public offering. The interest expense in 1995 was mainly due to $200,000 of debt discount charged to expense in the fourth quarter of 1995 as a result of financing transactions completed before the public offering. The Company expects that interest income may decline in the future due to lower short term investment balances caused by operating losses in 1996.

        As a result of the foregoing factors, the Company sustained a net loss of $3,374,035 for the year ended December 31, 1996, as compared to a net loss of $1,830,023 for the year ended December 31, 1995. The increase in net loss was due primarily to an increase in manufacturing and development costs compared to 1995 and was related to the continued product development activities and increased manufacturing operations. In addition, the Company expanded its marketing, support, and administrative organizations to manage increased sales and shipments of the Company's products. Net losses are expected to continue until the Company is able to produce and sell sufficient numbers of cleaning, rinsing and drying systems to cover operating expenses, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

        On December 31, 1996, the Company had cash, cash equivalents, and short term investments of $629,172. Accounts receivable at December 31, 1996 totaled $699,459 and represented primarily amounts due on systems shipped in the fourth quarter of 1996.

        The Company believes that its existing capital resources will enable it to fund its operations through the first quarter of 1997. The Company will be required to seek additional capital to continue its operations beyond that time, which may result in dilution to the current stockholders. The Company has no commitments for any future funding, and there can be no assurance that the Company will be able to obtain additional capital in the future. The existence of the Class A and Class B Warrants may also complicate future capital raising activities. If the Company is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

ITEM 7  FINANCIAL STATEMENTS

                       YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEET




                                                                                    DECEMBER 31
                                                                                   -------------
                                                                                        1996
                                                                                   -------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                       $     619,172
   Restricted cash                                                                       509,878
   Short-term investments                                                                 10,000
   Accounts receivable                                                                   699,459
   Inventories                                                                           677,383
   Prepaid expenses and other assets                                                     109,822
                                                                                   -------------
      Total current assets                                                             2,625,714
Property, plant, and equipment, net                                                      894,499
Other assets                                                                             440,511
                                                                                   -------------
      Total assets                                                                 $   3,960,724
                                                                                   =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $     643,089
   Accrued liabilities                                                                   524,277
   Customer deposits                                                                      43,000
   Current portion of capital lease obligations and long-term debt                       406,258
                                                                                   -------------
      Total current liabilities                                                        1,616,624
Long-term debt                                                                           330,000
Capital lease obligations, less current portion                                           48,863
                                                                                   -------------
      Total liabilities                                                                1,995,487
                                                                                   -------------
Stockholders' equity:
   Preferred stock:                                                                            -
     $.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding
   Class A common stock:                                                                   1,912
     $.001 par value; 2,229,927 shares authorized;
     1,912,111 shares issued and outstanding;
     each share is entitled to five votes
   Common stock:                                                                           1,495
     $.001 par value; 20,000,000 shares authorized;
     1,495,000 shares issued and outstanding;
     each share is entitled to one vote
   Additional paid-in capital                                                          7,571,550
   Notes receivable from stockholders                                                    (15,348)
   Accumulated deficit                                                                (5,594,372)
                                                                                   -------------
      Total stockholders' equity                                                       1,965,237
                                                                                   -------------
      Total liabilities and stockholders' equity                                   $   3,960,724
                                                                                   =============





                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS





                                                                        YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                     1996                    1995
                                                                -------------            -------------
Revenues                                                          $ 2,204,590              $ 1,129,012
                                                                  -----------              -----------
Operating expenses:
   Manufacturing and development                                    3,853,972                1,736,755
   Selling, general, and administrative                             1,829,460                1,032,008
                                                                  -----------              -----------
      Total operating expenses                                      5,683,432                2,768,763
                                                                  -----------              -----------
      Operating loss                                               (3,478,842)              (1,639,751)
Interest income (expense), net                                        104,807                 (190,272)
                                                                  -----------              -----------
      Net Loss                                                    $(3,374,035)             $(1,830,023)
                                                                  ===========              ===========


Net loss per share                                                $     (0.99)             $     (0.89)
                                                                  ===========              ===========
Shares used in per share computations                               3,406,395                2,052,632
                                                                  ===========              ===========




                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                   CLASS A
                                   PREFERRED STOCK              COMMON STOCK                   COMMON STOCK
                                SHARES        AMOUNT        SHARES         AMOUNT         SHARES         AMOUNT
                             ------------  ------------  ------------   ------------   ------------   ------------
Balances as of
   December 31, 1994              127,950  $        128     1,537,298   $      1,537            --    $         --
Sale of Series B
   preferred stock                 54,828            55            --             --             --             --
Sale of Series C
   preferred stock                174,955           175            --             --             --             --
Repurchase of Class A
   common stock from
   terminated employee                 --            --       (21,719)           (22)            --             --
Sale of Class A
   common stock                        --            --         6,586              7             --             --
Exercise of Class A
   common stock
   options                             --            --        30,403             30             --             --
Conversion of
   preferred stock
   into Class A common
   stock                         (357,733)         (358)      357,733            358             --             --
Payment of notes
   receivable                          --            --            --             --             --             --
Sale of common
   stock warrants, net                 --            --            --             --             --             --
Initial public offering
   of common stock,
   net of $1,496,856
   issuance costs                      --            --            --             --      1,495,000          1,495
Net loss                               --            --            --             --             --             --
                             ------------  ------------  ------------   ------------   ------------   ------------
Balances as of
   December 31, 1995                   --            --     1,910,301          1,910      1,495,000          1,495
Exercise of Class A
   common stock options                --            --         1,810              2             --             --
Payment of notes                       --            --            --             --             --             --
   receivable
Net loss                               --            --            --             --             --             --
                             ------------  ------------  ------------   ------------   ------------   ------------
Balances as of
   December 31, 1996                   --  $         --     1,912,111   $      1,912      1,495,000   $      1,495
                             ============  ============  ============   ============   ============   ============

                                                NOTES
                               ADDITIONAL    RECEIVABLE                     TOTAL
                                PAID-IN         FROM       ACCUMULATED   STOCKHOLDERS'
                                CAPITAL     STOCKHOLDERS     DEFICIT       EQUITY
                             ------------   ------------  ------------  ------------
Balances as of
   December 31, 1994         $    384,780   $     (9,200) $   (390,314) $    (13,069)
Sale of Series B
   preferred stock                143,895             --            --       143,950
Sale of Series C
   preferred stock                869,861        (33,064)           --       836,972
Repurchase of Class A
   common stock from
   terminated employee             (2,978)            --            --        (3,000)
Sale of Class A
   common stock                     4,543             --            --         4,550
Exercise of Class A
   common stock
   options                         20,970             --            --        21,000
Conversion of
   preferred stock
   into Class A
   common stock                        --             --            --            --
Payment of notes
   receivable                          --            983            --           983
Sale of common stock
   warrants, net                  172,582             --            --       172,582
Initial public offering
   of common stock,
   net of $1,496,856
   issuance costs               5,976,649             --            --     5,978,144
Net loss                               --             --    (1,830,023)   (1,830,023)
                             ------------   ------------  ------------  ------------
Balances as of
   December 31, 1995            7,570,302        (41,281)   (2,220,337)    5,312,089
Exercise of Class A
   common stock options             1,248             --            --         1,250
Payment of notes                       --         25,933            --        25,933
   receivable
Net loss                               --             --    (3,374,035)   (3,374,035)
                             ------------   ------------  ------------  ------------
Balances as of
   December 31, 1996         $  7,571,550   $    (15,348) $ (5,594,372) $  1,965,237
                             ============   ============  ============  ============


                See accompanying notes to financial statements.

                       YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------
                                                                                     1996             1995
                                                                                 ------------     ------------
Cash flows from operating activities:
   Net loss                                                                      $ (3,374,035)   $  (1,830,023)
   Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization                                                154,819            7,514
         Changes in operating assets and liabilities:
                    Accounts receivable                                               (20,032)        (562,122)
                    Inventories                                                      (171,451)        (419,054)
                    Prepaid expenses and other assets                                  59,110         (164,973)
                    Accounts payable                                                  (75,000)         646,091
                    Accrued liabilities                                               157,156          278,547
                    Customer Deposits                                                (101,000)         144,000
                                                                                 ------------     ------------
                         Net cash used for operating activities                    (3,370,433)      (1,900,020)
                                                                                 ------------     ------------
Cash flows from investing activities:
   Purchase of equipment                                                             (751,892)        (178,115)
   Sale of fixed asset                                                                 22,000                -
   Increase in restricted cash                                                       (888,741)               -
   Proceeds from sales of short-term investments                                    4,554,645                -
   Purchases of short-term investments                                             (2,499,933)      (2,064,712)
                                                                                 ------------     ------------

                         Net cash provided by (used for) investing activities         436,079       (2,242,827)
                                                                                 ------------     ------------

Cash flows from financing activities:
   Principal payments under capital lease obligations                                 (40,123)          (3,185)
   Proceeds from term loan                                                            750,000                -
   Principal payments of term loan                                                    (60,000)               -
   Principal payments of notes payable to stockholders                                      -         (162,720)
   Proceeds of notes receivable from stockholders                                      25,933              983
   Issuance of bridge notes                                                                 -          800,000
   Principal payments of bridge notes                                                       -         (800,000)
   Issuance of common stock in public offering, net                                         -        5,978,144
   Issuance of preferred stock, net                                                         -          923,322
   Issuance of warrants, net                                                                -          172,582
   Issuances of Class A common stock, net of repurchases                                1,250           22,550
                                                                                 ------------     ------------
                         Net cash provided by financing activities                    677,060        6,931,676
                                                                                 ------------     ------------
Net (decrease) increase in cash and cash equivalents                               (2,257,294)       2,788,829

Cash and cash equivalents at beginning of year                                      2,876,466           87,637
                                                                                 ------------     ------------

Cash and cash equivalents at end of year                                         $    619,172     $  2,876,466
                                                                                 ============     ============
Supplemental disclosure of cash flow information:
   Notes receivable issued in connection with sale of preferred stock            $   -            $     33,064
                                                                                 ============     ============
   Preferred stock issued in exchange for notes payable                          $   -            $     57,600
                                                                                 ============     ============
   Acquisition of equipment under capital lease obligations                      $     42,000     $     96,430
                                                                                 ============     ============
   Conversion of preferred stock into Class A common stock                       $   -            $        358
                                                                                 ============     ============





                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company

         YieldUP International Corporation (the Company or YieldUP) develops, manufactures, and markets cleaning, rinsing and drying equipment used in the manufacturing of semiconductor wafers and other defect sensitive substrates.

         Basis of Presentation

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are to attempt to raise additional equity or debt financing to meet its working capital requirements and to increase revenues and improve gross margins. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Cash Equivalents

         Cash equivalents consist primarily of highly liquid debt instruments with original maturity dates up to 90 days.

         Short-Term Investments

         The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments are classified as "available-for-sale" under the provisions of SFAS No. 115 and are stated at fair value. Any unrealized gains and losses are reported as a separate component of stockholders' equity, but to date have not been significant.


         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and trade receivables. Substantially all of the Company's cash equivalents are invested in certificates of deposit and money market funds. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses; historically, such losses have been minor and within management's expectations.


         Inventories

         Inventories are stated at the lower of first-in, first-out cost or market. The Company periodically reviews its inventories for potential slow-moving and obsolete items and writes down impaired items to net realizable value.

         Property, Plant and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Property, plant and equipment recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.





                                                                     (continued)

                       YIELDUP INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


Revenue Recognition

Revenue is recognized after shipment when there is no significant uncertainty regarding customer acceptance and payment.

Product Warranty

A provision for the estimated future costs of warranty repair is provided at the time of sale.

Manufacturing and Development Expenses

Manufacturing and development expenses represent costs incurred for the design and development of new products, the redesign of existing products, and manufacturing costs. For 1995, separate amounts for Manufacturing Cost of Goods Sold and Research and Development expense were not meaningful as these operating activities were inseparable during that period. For 1996, Manufacturing Cost of Goods Sold was $2,630,970 and Research and Development expense was $1,223,002.

Income Taxes

The Company is accounting for income taxes in accordance with SFAS No. 109. SFAS No. 109 prescribes an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than the enactment of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable approximate their respective fair values.

Use of Estimates

The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 financial statement presentation.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Net Loss Per Share

Net loss per share is based on the weighted average number of shares of common stock, convertible preferred stock using the "as if converted" method at the dates of issuance, and common equivalent shares from stock options and warrants outstanding (when dilutive using the treasury stock method). Pursuant to certain SEC Staff Accounting Bulletins, common and preferred stock issued for consideration below the initial public offering (IPO) price and stock options granted with exercise prices below the IPO price during the 12-month period preceding the date of the initial filing of the Registration Statement, even when antidilutive, have been included in the calculation of net loss per share, using the treasury stock method based on the assumed IPO price, as if they were outstanding for all periods presented prior to their issuance.

                                                                     (continued)

                       YIELDUP INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



(2)      BALANCE SHEET COMPONENTS

         Restricted Cash

         As of December 31, 1996, the Company had restricted cash in the form of certificates of deposit, of $750,000 and $138,741 as collateral for long-term debt and substantially all of the capital lease obligations, respectively. Restricted cash aggregating $378,863 is classified as other non-current assets in the accompanying balance sheet.

         Short-Term Investments

         The Company's short-term investments comprise a certificate of deposit which is classified as "available-for-sale."

         Inventories

         A summary of inventories follows:

                                                                          December 31, 1996
                                                                          ---------------------
             Raw materials                                                      $  364,510
             Work in process                                                        56,063
             Evaluation units                                                      218,070
             Finished goods                                                         38,740
                                                                                ----------

                                                                                $  677,383
                                                                                ==========

         Evaluation units are installed at potential customers' sites.

         Property, Plant and Equipment

         A summary of property, plant and equipment follows:

                                                                             December 31, 1996
                                                                             -----------------
             Machinery and equipment                                           $   404,438
             Furniture and fixtures                                                 47,624
             Leasehold improvements                                                594,374
                                                                                ----------

                                                                                 1,046,436
             Less accumulated depreciation and amortization                        151,937
                                                                                ----------

                                                                                $  894,499
                                                                                ==========










                                                                     (continued)

                       YIELDUP INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


 (3)     INCOME TAXES

         The Company has a net operating loss carryforward for federal and California tax purposes as of December 31, 1996 of $4,580,000 and $2,290,000, respectively. The difference between the federal net operating loss and the accumulated deficit is primarily attributed to the years ending December 31, 1993 and 1994 when the Company was an S corporation for taxation purposes. The difference between the federal and California net operating loss carryforward is due to 50% limitation of net operating loss carryforwards for California purposes. The federal net operating loss carryforwards expire in the years 2010 and 2011. The California net operating loss carryforwards expire in the years 2000 and 2001.

         Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code Section 382. The IPO of YieldUP common stock in November 1995 resulted in such a change. As a result, $1,400,000 of YieldUP's federal and California net operating loss carryforwards are subject to an annual limitation approximating $525,000. Any unused annual limitations may be carried forward to increase the limitations in subsequent years.

         The Company has fully offset its deferred tax assets, primarily attributable to net operating loss carryforwards, with a valuation allowance.

(4)      LONG-TERM DEBT

         Long-term debt comprises a bank term loan which is fully collateralized by a certificate of deposit. The loan is payable in monthly installments of $30,000, and bears interest at the bank's prime rate (8.25% as of December 31, 1996).

         As of December 31, 1996, maturities in subsequent years are as follows: 1997, $360,000; and 1998, $330,000.

(5)      COMMITMENTS AND CONTINGENCIES

         Leases

         The Company is obligated under operating leases for certain equipment and its facilities, and capital leases for certain equipment, furniture and fixtures that expire at various dates during the next three years. The amount of equipment, furniture, and fixtures and related accumulated amortization recorded under capital leases were as follows:

                                                                             December 31, 1996
                                                                             -----------------
             Machinery and equipment                                             $ 103,500
             Furniture and fixtures                                                 37,930
                                                                                 ---------

                                                                                   141,430
             Less accumulated amortization                                          47,871
                                                                                 ---------

                                                                                 $  93,559
                                                                                 =========





                                                                     (continued)

                       YIELDUP INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

         Future minimum lease payments under the Company's noncancelable operating leases and future minimum capital lease payments as of December 31, 1996, are as follows:

            Year ending                                                           Capital          Operating
           December 31,                                                           leases            leases
           ------------                                                           ------            ------
             1997                                                               $   55,105        $  151,962
             1998                                                                   50,527           121,779
             1999                                                                    1,386             1,348
                                                                                ----------        ----------

                     Total minimum lease payments                                  107,018        $  275,089
                                                                                                  ==========

             Less amount representing interest                                      11,897
                                                                                ----------

             Present value of minimum lease payments                                95,121
             Less current portion                                                   46,258
                                                                                ----------

                                                                                $   48,863
                                                                                ==========

         Facility and rent expense was approximately $140,789 and $41,475 for the years ended December 31, 1996 and 1995, respectively.

         Patent Matters

         CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in the United States District Court for the District of Delaware in September 1995. The complaint alleges that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. The Company believes that its drying process does not infringe the CFM patent. However, there can be no assurance that the Company will not, as a result of this litigation, suffer a material adverse effect on its business or financial condition. The trial for this matter is scheduled to begin in July 1997. A decision adverse to the Company in such litigation could result in substantial damages payable by the Company and could support the issuance of an injunction prohibiting further sales by the Company of some or all of its products. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

(6)      STOCKHOLDERS' EQUITY

         Preferred Stock

         The Preferred Stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Board in the resolutions authorizing the issuance of that particular series.

         Stock Repurchase Plan

         As of December 31, 1996, the Company had issued 1,318,346 shares of Class A common stock subject to the Company's right to repurchase the stock at the original issuance price, $0.14 per share. The shares shall be released from the Company's repurchase option over a four-year period. As of December 31, 1996, 234,202 shares of Class A common stock were subject to repurchase.

         Warrants

         As of December 31, 1996, the Company had issued 2,215,000 Class A warrants. The holder of each Class A warrant is entitled, upon payment of the exercise price of $7.00, to purchase one share of common stock and one Class B warrant. Unless previously redeemed, the Class A warrants are exercisable at any time until November 21, 2000.

         As of December 31, 1996, the Company had issued 1,945,000 Class B warrants (4,160,000 Class B warrants if the Class A warrants are exercised). The holder of each Class B warrant is entitled, upon payment of the exercise price of $11.00, to purchase one share of common stock. Unless previously redeemed, the Class B warrants are exercisable at any time until November 21, 2000.

         The Class A warrants and Class B warrants are subject to redemption by the Company, at a price of $0.05 per warrant, if the average closing bid price of the common stock exceeds certain prices within certain time periods.

         As of December 31, 1996, no warrants have been exercised or redeemed.

                                                                     (continued)

                       YIELDUP INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


         Stock Option Plans

         As of December 31, 1996, the Company has three stock-based compensation plans, which are described below.

         The Board of Directors has reserved (250,000 shares are subject to stockholder approval) 500,000 shares of common stock for issuance under the Company's 1995 Stock Option Plan (the Option Plan). Options may be granted to employees (including officers), consultants, advisers and directors, although only employees and directors and officers, who are also employees, may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of nonqualified stock options must equal at least 85% of the fair market value of the common stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan vest over 4 years and must be exercised within 10 years.

         Prior to the adoption of the Option Plan in September 1995, the Company granted 346,411 options to purchase shares of Class A common stock at prices ranging from $0.69 to $3.17 per share under a separate option plan (the Prior Plan). The Company does not anticipate granting any additional options to purchase Class A common stock under the Prior Plan, and any shares subject to options under the Prior Plan that terminate, or are canceled, will not be issued or used for new options. As of December 31, 1996, 270,037 options are outstanding and 204,155 options are exercisable under the Prior Plan.

         Under the Company's 1995 Outside Directors Stock Option Plan (the Directors Plan), 100,000 shares of common stock have been reserved for issuance. The Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company (Outside Directors). Under the Directors Plan, each new Outside Director elected will automatically be granted an option to purchase 20,000 shares of common stock at the date of his election. Additionally, each Outside Director, except for Outside Directors who have received an initial grant of an option to purchase 20,000 shares within six months of the annual meeting of stockholders, will automatically be granted an option to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders. The exercise price of the options in all cases will be equal to the fair market value of the common stock on the date of grant. Options granted under the Directors Plan vest over 4 years and, generally, must be exercised within 10 years.

         A summary of the status of the Company's three fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                               Number of
                                                 Shares    Exercise Prices
                                               ---------   ---------------
         Balance as of December 31, 1994             --     $    --

         Granted
           Price = Fair Value                   260,440     $0.69-5.00
           Price > Fair Value                   125,971          $0.76
         Exercised                              (30,403)         $0.69
                                               --------     ----------

         Balance as of December 31, 1995        356,008     $0.69-5.00
         Granted
           Price = Fair Value                   332,000     $4.50-7.50
         Exercised                               (1,810)         $0.69
         Canceled                              (103,411)    $0.69-5.75
                                               --------     ----------
         Balance as of December 31, 1996        582,787     $0.69-7.50
                                               ========     ==========

         As of December 31, 1996 and 1995, the number of options exercisable was 217,925 and 173,871, respectively.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for any of the plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                1996            1995
                                                ----            ----
         Net Loss As Reported               $(3,374,035)    $(1,830,023)
                  Pro Forma                 $(3,692,023)    $(1,956,894)

         Net Loss Per Share As Reported     $     (0.99)    $     (0.89)
                            Pro Forma       $     (1.08)    $     (0.95)

         The weighted-average fair value of options granted in 1996 and 1995, was $3.84 and $1.46, respectively. The weighted-average fair value of options granted in 1995 at greater than the market price was $0.38.

         The effects of applying SFAS 123 in this proforma disclosure is not indicative of the effects on reported results for future years. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

         The fair value of each option grant is estimated on the date of grant using Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield; expected volatility of 67.5%; risk free interest rates of 6%; expected lives of four years for the Prior Plan and five years for the other two plans.

         The following table summarizes information about fixed stock options outstanding as of December 31, 1996:

                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                 -------------------                              -------------------
                                             Weighted
                          Number             Average           Weighted          Number           Weighted
                        Outstanding         Remaining          Average         Exercisable        Average
Exercise Prices       As of 12/31/1996   Contractual Life   Exercise Price   As of 12/31/1996   Exercise Price
---------------       ----------------   ----------------   --------------   ----------------   --------------
$0.6900                   100,628              8.38               $0.69            63,705         $0.69
$0.7600                   125,971              8.32                0.76           125,971          0.76
$3.1700                    43,438              8.60                3.17            14,479          3.17
$4.5000                    25,000              9.83                4.50                 -             -
$4.9700                    66,000              9.98                4.97                 -             -
$5.0000                    40,000              8.89                5.00            10,000          5.00
$5.2500                    86,000              9.58                5.25                 -             -
$5.7500                    14,750              9.13                5.75             3,770          5.75
$6.7500                    47,500              9.49                6.75                 -          0.00
$7.5000                    33,500              9.41                7.50                 -          0.00
                          -------              ----                ----           -------          ----
$0.6900                   582,787              9.01                3.59           217,925          1.18
                          =======                                                 =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The following sets forth certain information regarding the executive officers of the Registrant:

DIRECTORS AND EXECUTIVE OFFICERS

        The directors and executive officers of the Company and their ages as of January 31, 1997 are as follows:

NAME                     AGE                     POSITION
----                     ---                     --------
Raj Mohindra...........   51      President, Chief Executive Officer and Director
Suraj Puri.............   52      Vice President, Chief Technical Officer and Director
Scott M. Gibson........   38      Vice President and Chief Financial Officer
Bernard Slade..........   72      Director
Abhay K. Bhushan.......   50      Director
Ram Paul Gupta(1)......   57      Director
William W.R. Elder(1)..   56      Director

---------------
(1) Members of the Compensation and Audit Committees

        Mr. Mohindra co-founded the Company in 1993 and has served as President, Chief Executive Officer and a director of the Company since its inception. Prior to joining the Company, from 1968 to 1993, he worked for IBM where he held a number of operational, management and technical positions, including head of the IBM Productivity Competence Center, Manager of Systems Engineering and Senior Technical Staff Member.

        Mr. Puri co-founded the Company in 1993 and has served as Vice President, Chief Technical Officer and a director of the Company since its inception. Prior to joining the Company, from 1986 to 1993, Mr. Puri served as an independent consultant in the semiconductor industry. From 1978 to 1986, he managed process engineering, technology transfer and yield improvement at Advanced Micro Devices, a manufacturer of semiconductor devices.

        Mr. Gibson joined the Company in August 1995 as Vice President and Chief Financial Officer. Prior to joining the Company, from June 1994 to July 1995, Mr. Gibson was Vice President for Customer Satisfaction at Tencor Instruments, a semiconductor equipment manufacturer. From 1992 to 1994, Mr. Gibson served as Chief Financial Officer of Prometrix Corporation, a semiconductor equipment manufacturer. From 1991 to 1992, Mr. Gibson was a Product Accounting Manager for Stratacom Inc., a telecommunications equipment manufacturer. Prior to that, from 1988 to 1991, Mr. Gibson served as Division Controller for KLA Instruments, a manufacturer of wafer and mask inspection systems for the semiconductor industry.

        Mr. Slade co-founded the Company in 1993 and served as Vice President with responsibility for East Coast and European Operations until December 1996. Mr. Slade was appointed as a director of the Company in January 1997. From 1986 to 1993, Mr. Slade worked for Gemini Consulting, a management consulting firm, where he specialized in productivity, product development, and manufacturing issues. From 1957 to 1984, he worked for IBM where he held a number of product development and operational management positions, including Corporate Director of Manufacturing Technology and Director of Manufacturing Planning and Controls.

        Mr. Bhushan co-founded the Company in 1993 and has served as a director of the Company since its inception. He also served as Chief Financial Officer of the Company from August 1993 until July 1995. Mr. Bhushan is currently Chairman and Chief Financial Officer of Portola Communication, a software company, where he has been employed since 1996. From 1974 through 1995, Mr. Bhushan was employed by Xerox Corporation, where he served in various capacities, including Manager of the Xerox Environmental Leadership Programs, Manager of Systems Engineering and Standards and Manager of Business Strategy.

        Mr. Gupta has served as a director of the Company since July 1995. From 1992 to the present, Mr. Gupta has served as President, Chief Operating Officer and Vice President of Operations of Quality Semiconductor, Inc., a semiconductor manufacturer. From 1988 to 1992, Mr. Gupta served as President of Blackship Computers, Inc., a systems integration company. From 1983 to 1988, Mr. Gupta held various management positions, including President, at General Electric's Intensil Semiconductor operation.

        Mr. Elder has served as a director of the Company since September 1995. Since 1982, Mr. Elder has served as Chairman of the Board of Directors of Genus, Inc., a semiconductor equipment company. Prior to founding Genus, Mr. Elder served as president of Kasper Instruments, a division of Eaton Corporation, a manufacturer of semiconductor equipment, and in several senior management positions at Fairchild Semiconductor.

        The Board of Directors is divided into three classes. Each class of directors consists of one or two directors, who serve staggered three year terms.

        Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of the Company.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all reports they file under Section 16(a).

        To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with during the year ended December 31, 1996 except that Bernard Slade failed to file on time a Form 4 for a transaction that occurred in November of 1996 due to an administrative oversight.


ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth the aggregate base salary and bonuses paid by the Company for services rendered during 1995 and 1996 to the Company's chief executive officer and the only other executive officer (the "Named Executive Officers") who earned more than $100,000 in either year.

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                   ANNUAL         SECURITIES     ALL OTHER
                                                                COMPENSATION      UNDERLYING       ANNUAL
NAME AND PRINCIPAL POSITION                             YEAR       SALARY          OPTIONS      COMPENSATION
---------------------------                             ----    ------------    ------------    ------------
Raj Mohindra, President and Chief Executive Officer...  1995      $ 84,000        125,971                --
                                                        1996      $138,459             --            $5,400(1)
Robert Ciano, Vice President, Sales and Marketing(2)..  1995            --             --                --
                                                        1996      $131,461         45,000                --

-------------------
(1) Represents automobile allowance payments.
(2) Mr. Ciano resigned from the Company in November 1996.

STOCK OPTION INFORMATION

        The following table contains information concerning stock option grants to the Named Executive Officers in 1996.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                        PERCENT OF
                                                                          TOTAL
                                                         NUMBER OF     OPTIONS/SARs
                                                         SECURITIES     GRANTED TO
                                                         UNDERLYING     EMPLOYEES       EXERCISE OR
                                                        OPTIONS/SARs    IN FISCAL       BASE PRICE      EXPIRATION
NAME                                                      GRANTED          YEAR           ($/Sb)           DATE
----                                                    ------------   ------------     -----------     ----------
Raj Mohindra ......................................              --             --              --              --
Robert Ciano ......................................          45,000           12.4%          $5.75         2/15/06(1)

------------------
(1) The option expired without exercise 30 days after Mr. Ciano's resignation.


      AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

        The following table sets forth, for the Named Executive Officers, the shares acquired and the value realized on exercise of stock options during the year ended December 31, 1996 and the year-end number and value of exercisable and unexercisable options.

                                                                    NUMBER OF SECURITIES
                                                                        UNDERLYING                  VALUE OF UNEXERCISED
                                                                    UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                  SHARES                            AT DECEMBER 31, 1996           AT DECEMBER 31, 1996(1)
                                ACQUIRED ON       VALUE         -----------------------------   -----------------------------
NAME                            EXERCISE(#)     REALIZED($)     EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----                            -----------     -----------     -----------     -------------   -----------     --------------
Raj Mohindra ................           --              --          125,971               --       $660,008                --
Robert Ciano ................           --              --              --                --            --                 --

-----------------------
(1) The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options, $0.76 per share, and the fair market value for the Company's Common Stock of $6.00 per share as of December 31, 1996, which was the closing price of the Company's Common Stock on December 31, 1996.

        The Company does not have employment agreements with any of its executive officers or directors.

Compensation of Directors

        From time to time, directors have received grants of options to purchase the Company's Common Stock. Directors who are not employees of the Company receive yearly grants of options to purchase Common Stock under the Directors Plan. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of December 31, 1996,
(i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the Named Executive Officers and by each of the Company's directors, and (iii) by all officers and directors as a group.

                                    NUMBER OF                PERCENTAGE OWNERSHIP OF
                                SHARES BENEFICIALLY                 ALL COMMON              PERCENTAGE OF
        BENEFICIAL OWNER             OWNED(1)                  STOCK OUTSTANDING(2)        VOTING POWER(3)
        ----------------        -------------------          ------------------------      ---------------
Raj Mohindra ................          1,102,123(4)                     30.2%                   41.9
Abhay K. Bhushan ............            312,605(5)                      9.0                    11.8
Suraj Puri ..................            220,804(6)                      6.4                     8.0
Bernard Slade ...............            124,587(7)                      3.6                     4.4
Ram Paul Gupta ..............             49,171(8)                      1.4                     1.3
William W.R. Elder ..........             20,000(9)                        *                      *
Robert Ciano ................                  0                          --                      --
All directors and executive
  officers as a group
  (eight (8) persons) .......          1,888,020(10)                     48.1                   65.5

--------------
   *  Represents less than one percent.

 (1) Except pursuant to applicable community property laws or as otherwise noted, all shares are beneficially owned and sole voting, and investment power is held by the persons named.

 (2) Based on 1,912,111 shares of Class A Common Stock 1,495,000 shares of Common Stock outstanding, plus shares which may be acquired by the named person(s) upon exercise of outstanding options or Class A Warrants as of April 30, 1997.

 (3) Each share of Class A Common Stock has five votes, and each share of Common Stock has one vote.

(4) Includes 121,866 shares of Common Stock issuable upon exercise of Class A Warrants held by Mr. Mohindra and his family members. Includes 125,971 shares issuable upon exercise of options. Also includes 44,161 shares held by family members of Mr. Mohindra, but Mr. Mohindra disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have. Does not include an aggregate of 320,004 shares of Common Stock issuable upon exercise of Class B Warrants held by Mr. Mohindra and his family members.

 (5) Includes 50,895 shares of Common Stock issuable upon exercise of Class A Warrants held by Mr. Bhushan and his family members. Includes 14,479 shares issuable upon exercise of options. Also includes 43,434 shares held by family members of Mr. Bhushan, but Mr. Bhushan disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have. Does not include an aggregate of 103,866 shares of Common Stock issuable upon exercise of Class B Warrants held by Mr. Bhushan and his family members.

 (6) Includes 43,260 shares of Common Stock issuable upon exercise of Class A Warrants held by Mr. Puri and his family members. Includes 3,619 shares issuable upon exercise of options. Also includes 7,239 shares held by a family member of Mr. Puri, but Mr. Puri disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have. Does not include an aggregate of 80,611 shares of Common Stock issuable upon exercise of Class B Warrants held by Mr. Puri and his family members.

 (7) Includes 27,586 shares of Common Stock issuable upon exercise of Class A Warrants. Includes 5,791 shares issuable upon exercise of options. Does not include an aggregate of 47,195 shares of Common Stock issuable upon exercise of Class B Warrants held by Mr. Slade.

 (8) Includes 4,316 shares of Common Stock issuable upon exercise of Class A Warrants. Includes 38,822 shares issuable upon exercise of options. Does not include an aggregate of 13,144 shares of Common Stock issuable upon exercise of Class B Warrants held by Mr. Slade.

 (9)  Includes 20,000 shares issuable on exercise of outstanding options.

(10) Includes 252,215 shares of Common Stock issuable upon exercise of Class A Warrants held by executive officers and their family members. Includes 263,120 shares issuable upon exercise of options, of which 196,780 shares are vested. Does not include an aggregate of 584,677 shares of Common Stock issuable upon exercise of Class B Warrants held by officers and directors and their family members.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the last two fiscal years, the Company had the following transactions with certain of its officers, directors and holders of 5% of the outstanding shares of the Company, as described below.

        In September 1995, the Company issued a promissory note in the principal amount of $50,000 and 25,000 warrants which subsequently converted into Class A Warrants to each of Raj Mohindra, Abhay Bhushan, Suraj Puri and Bernard Slade, directors of the Company.

        In October 1995, the Company distributed a dividend of 220,000 Class A Warrants and 450,000 Class B Warrants pro rata among all holders of capital stock and options to acquire capital stock of the Company, including all officers and directors of the Company other than William Elder.

        The Company believes that all transactions with affiliates described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:  See the index of exhibits on pages 23 of this report

         (b)     Reports on Form 8-K:  None filed

                       YIELDUP INTERNATIONAL CORPORATION

                               INDEX OF EXHIBITS


EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
--------------            ----------------------
3.2  (*)                  Certificate of Incorporation.

3.3  (*)                  Bylaws.

4.1  (*)                  Form of Warrant Agreement between the Company and the
                          Warrant Agent, including the form of warrants.

10.1 (*)                  Form of Indemnity Agreement.

10.2 (*) 1995 Stock Option Plan and forms of agreement thereunder.

10.3 (*) 1995 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5 (*)                  Facilities lease between the Company and Lori A.
                          Halligan Trust, dated September 11, 1995.

10.7 (*) Loan and Security Agreement with Silicon Valley Bank dated September 16, 1996.

11.1                      Statement regarding computation of net loss per share

23.1                      Consent of Independent Auditors

(*) The exhibit is incorporated by reference to Form SB-2 (Registration No.
    33-97792-LA) declared effective on November 21, 1995.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       YIELDUP INTERNATIONAL CORPORATION
                                  (REGISTRANT)

Date:  February 14, 1997          By: /s/ Raj Mohindra
                                  ------------------------------------------
                                  Raj Mohindra, Chairman and Chief Executive
                                  (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME/TITLE                                                  DATE

/s/ Raj Mohindra
--------------------------------------                February 14, 1997
Raj Mohindra
Chairman, Chief Executive Officer, and
Director


/s/ Scott M. Gibson
--------------------------------------                February 14, 1997
Scott M. Gibson
Chief Financial Officer

(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

/s/ William W.R. Elder
--------------------------------------                February 14, 1997
William W.R. Elder
Director


/s/ Ram Paul Gupta
--------------------------------------                February 14, 1997
Ram Paul Gupta
Director


/s/ Abhay Bhushan
--------------------------------------                February 14, 1997
Abhay Bhushan
Director


/s/ Suraj Puri
--------------------------------------                February 14, 1997
Suraj Puri
Director


/s/Bernard Slade
--------------------------------------                February 14, 1997
Bernard Slade
Director