Form 10KSB/A
period 1996-12-31
YIELDUP INTERNATIONAL CORP
filed 1997-03-03
CIK 1002176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB

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

        Disc-shaped wafers composed of silicon are the foundation on which integrated circuits ("ICs") are manufactured in modern semiconductor fabrication facilities. During the typical four to six week process of fabricating ICs on these wafers, semiconductor manufacturers typically clean, rinse and dry the wafers several times throughout the facility to prepare in-process wafers for the next IC fabrication step. The likelihood of completing these steps successfully and producing good chips depends significantly upon the cleanliness of the wafer. The Company's products are designed to reduce wafer particle contamination, stains, surface roughness and other defects that reduce IC yields with a cost-effective, integrated cleaning, rinsing and drying system using filtration technology, optimized rinsing options, no mechanical motion and reduced use of environmentally hazardous materials.


        The Company is marketing its products for application at several points in the IC fabrication process. In addition, the Company has also marketed its products for use in the manufacturing processes of photomasks, magnetic and optional disks, flat panel displays and chemical and pharmaceutical products. The Company believes that there are numerous sites within typical semiconductor, photomask, magnetic and optical disk, flat panel display and chemical and pharmaceutical product manufacturing facilities where manufacturers could improve processes and reduce contamination by replacing or retrofitting existing equipment with the Company's products.


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

  Omega 4000


        The Omega 4000 system builds on the Omega 2000 product by offering integrated HF cleaning capability in addition to the cleaning, rinsing, and drying capabilities found on the Omega 2000 product. The HF cleaning module allows more thorough cleaning of certain types of processed wafers than the Omega 2000. The Company procures the HF cleaning capability from one of several manufacturers of such systems. The Omega 4000 system can also be configured with conventional robotics for wafer cassette handling.


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

CUSTOMERS, MARKETING AND SERVICE

        The Company is marketing its cleaning, rinsing and drying systems for application at several points in the IC fabrication process. In addition, the Company has also marketed its products for use in the manufacturing process of magnetic and optical disks, flat panel displays and chemical and pharmaceutical products. Potential customers with large manufacturing facilities could have use for several of the Company's products within a single facility. The Company has sold its systems to semiconductor, photomask and flat panel display manufacturers who have integrated the YieldUP products into existing wet benches or have used them in a stand-alone configuration. The Company is also collaborating with automated wet-bench manufacturers, for integrating its system into the wet benches of these manufacturers.

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


        Competition for the Company's products currently comes from makers of traditional and new cleaning, rinsing and drying equipment. Competitors include manufacturers of SRDs such as Verteq and Semitool, IPA dryer manufacturers such as S&K and Steag and integrated wet processing system manufacturers such as Santa Clara Plastics, SubMicron Systems and Dai Nippon Screen. There can be no assurance that these competitors will not develop new products or improve their existing products which, when combined with their existing market presence, would make the Company's products obsolete or unmarketable. Any such development would have a material adverse effect on the Company. There also can be no assurance that the Company will be able to penetrate the wet processing equipment market and convince manufacturers to install the Company's systems either directly or through retrofitting in place of existing equipment. Additional competition for the Company's products also currently comes from a large number of small companies making cleaning, rinsing and drying equipment which is less expensive than the Company's products. Because the Company's products sell for significantly higher prices than such products, the Company may not be able to compete effectively against them without lowering its prices.


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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING; LIMITED OPERATING HISTORY.



        The Company has experienced significant operating losses since its inception in June 1993 and only commenced significant shipments of systems in the fourth quarter of 1995. Accordingly, the Company has a very limited operating history on which to base an evaluation of its business, and its prior operating results are not indicative of results which may be achieved in the future. As of December 31, 1996, the Company's accumulated deficit was $5,594,372. The Company's operating losses have been and will continue to be principally the result of the various costs associated with the Company's product development, manufacturing, and sales activities. The Company believes that it existing capital resources will enable to fund its operations through the first quarter 1997. The Company will be required to seek additional capital to continue its operations beyond that time, which may result in dilution to the current stockholders. The Company has no commitments for any future funding, and there can be no assurance that the Company will be able to obtain additional capital in the future. The existence of the Class A and Class B Warrants may also complicate future capital raising activities because of their potentially dilutive effect on purchasers of the Company's equity securities and the anti-dilution provisions of the Warrants. If the Company is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Financial Statements and Notes thereto.

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


CYCLICALITY OF AND DEPENDENCE ON SEMICONDUCTOR MANUFACTURING INDUSTRY


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

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF EXPANDING OPERATIONS


        The Company's success will, to a large extent, depend upon the continued services of Raj Mohindra, President and Chief Executive Officer, and Suraj Puri, Vice President and Chief Technical Officer. The loss of services of either of these executive officers would materially and adversely affect the Company. The Company does not have employment agreements with any of its key personnel, but it is the beneficiary of key man life insurance in the amount of $2 million on Mr. Mohindra and $1 million on Mr. Puri.


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


        The information in the following two paragraphs contains forward-looking statements describing the Company's plans to increase revenues and to reduce gross margins on its products. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's plans and intentions with respect to increasing revenues and improving gross margins are subject to risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements. The Company's ability to execute its plans may be adversely affected by competitive conditions, failure to timely complete development and installation of new products and product enhancements, supply disruptions, customer purchasing cycles and other factors described under "Business Risks" and elsewhere in this Annual Report.



        In order for the Company to achieve profitability, it will be necessary to significantly increase revenue in future periods. Increasing revenues will depend to a significant extent on the Company's ability to make multiple standard product unit sales to large companies. To achieve this goal, the Company has recently strengthened its executive management in the sales and marketing organization and believes that it must expand and enhance its product line. The Company is focused on delivery in the first quarter of 1997 of the enhanced Omega 4000 and new Omega 1000 products. The Company believes these products have the highest probability of generating significant new revenues for the Company in the second quarter of 1997. The Company currently has orders for these systems from major semiconductor manufacturers, and a number of other large companies have expressed interest in them. The Company plans to demonstrate performance of these systems in a production environment in the second quarter and believes it may be possible to generate additional orders for these products beginning in the second quarter. In addition, the Company believes that its recent marketing efforts with respect to its CleanPoint water filtration system may begin to result in orders and revenues in the near term.

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


        The information in the following paragraph contains forward-looking statements describing the Company's plans to raise debt and equity financing to meet its capital needs. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's plans and intentions with respect to raising capital are subject to risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements. The Company's ability to execute its plans effectively may be adversely affected by factors outside the Company's control, such as the bank's internal policies and procedures and adverse market conditions, and other factors described under "Business Risks" and elsewhere in this Annual Report.

        The Company believes that its existing capital resources will enable it to fund its operations through the first quarter of 1997. The Company will be required to seek additional capital to continue its operations beyond that time, which may result in dilution to the current stockholders. The Company has no commitments for any future funding, and there can be no assurance that the Company will be able to obtain additional capital in the future. However, the Company is currently in negotiations to reduce the term loan collateral requirement by 50% and to create a $2 million revolving credit line collateralized by the Company's qualifying accounts receivable. The funds available to the Company, if any, under such line of credit will depend on the Company's ability to generate revenues in the near term. These two credit facilities should provide the Company with the necessary funds to finance operations through the second quarter of 1997. Because the Company has the right to redeem the Class A Warrants in the near future, the Company expects the exercise of a significant portion of the Class A Warrants to occur within the next 60 days. Proceeds received from the exercise of a substantial portion would enable the Company to meet its capital needs for at least the next 12 months. In the event the Class A warrants are not exercised, the Company believes that it may be able to obtain funds through private placements of its securities within the next one to two fiscal quarters. If the Company is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

ITEM 7   FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
YieldUP International Corporation:

        We have audited the accompanying balance sheet of YieldUP International Corporation (the Company), as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YieldUP International Corporation as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG PEAT MARWICK LLP

San Jose, California
February 5, 1997

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
                                                                                   =============





                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS






                                                                        YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                     1996                    1995
                                                                -------------            -------------
Revenues                                                          $ 2,204,590              $ 1,129,012
                                                                  -----------              -----------
Operating expenses:
   Manufacturing and development                                    3,853,972                1,736,755
   Selling, general, and administrative                             1,829,460                1,032,008
                                                                  -----------              -----------
      Total operating expenses                                      5,683,432                2,768,763
                                                                  -----------              -----------
      Operating loss                                               (3,478,842)              (1,639,751)
                                                                  -----------              -----------
Interest income                                                       129,563                   28,228
Interest expense                                                      (24,756)                (218,500)
                                                                  -----------              -----------
Interest income (expense), net                                        104,807                 (190,272)
                                                                  -----------              -----------
      Net Loss                                                    $(3,374,035)             $(1,830,023)
                                                                  ===========              ===========


Net loss per share                                                $     (0.99)             $     (0.89)
                                                                  ===========              ===========
Shares used in per share computations                               3,406,395                2,052,632
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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.
                                                                     (continued)

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

(6)      STOCKHOLDERS' EQUITY

         Common Stock And Class A Common Stock



         The terms of the Common Stock and the Class A Common Stock are essentially identical, except that: (i) the holders of the Common Stock are entitled to one vote per share and holders of Class A Common Stock are entitled to five votes per share, (ii) if stock dividends, splits, distributions, reverse splits, combinations, reclassification of shares, or other recapitalizations (collectively, "recapitalizations") are declared or effected, such recapitalizations shall be effected in a like manner with respect to the Common Stock and the Class A Common Stock, except that payments in shares of capital stock shall be paid in Common Stock with respect to Common Stock and Class A Common Stock with respect to Class A Common Stock, and (iii) shares of Class A Common Stock are convertible into Common Stock on a share-for-share basis option of the holder at any time and all remaining shares of Class A Common Stock will automatically be converted to Common Stock as such time as there are fewer than 400,000 shares of Class A Common Stock outstanding.

         In addition, the shares of Class A Common Stock are automatically converted into shares of Common Stock upon their transfer to any person other than the permitted transferees which are mainly the stockholders family members.

         Since the Common Stock does not have cumulative voting rights and, therefore, holders of shares entitled to exercise more than 50% of the voting power are able to elect all of the Directors of the Company, these voting provisions will result in the existing directors and officers retaining control over the Company, despite any accumulation of Common Stock by third parties.


                                                                     (continued)

         Preferred Stock

         The Preferred Stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Board in the resolutions authorizing the issuance of that particular series.

         Stock Repurchase Plan

         As of December 31, 1996, the Company had issued 1,318,346 shares of Class A common stock to the founders of the Company subject to the Company's right to repurchase the stock at the original issuance price, $0.14 per share. The right to repurchase the stock is only exercisable if and when the owners of those shares cease providing services to the Company. The shares shall be released from the Company's repurchase option over a four-year period. As of December 31, 1996, 234,202 shares of Class A common stock were subject to repurchase.

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

10.2 (*) 1995 Stock Option Plan and forms of agreement thereunder.

10.3 (*) 1995 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.5 (*)                  Facilities lease between the Company and Lori A.
                          Halligan Trust, dated September 11, 1995.

10.7 (*) Loan and Security Agreement with Silicon Valley Bank dated September 16, 1996.

11.1 (*)                  Statement regarding computation of net loss per share

23.1                      Consent of Independent Auditors

24.3                      Power of Attorney
                          (included on page 38)

(*) The exhibit is incorporated by reference to Form SB-2 (Registration No.
    33-97792-LA).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       YIELDUP INTERNATIONAL CORPORATION
                                  (REGISTRANT)

Date:  February 28, 1997          By: /s/ Raj Mohindra
                                  ------------------------------------------
                                  Raj Mohindra, Chairman and Chief Executive
                                  (Principal Executive Officer)


                               POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raj Mohindra and Scott M. Gibson, and each of them acting individually, as his attorney-in-fact, each with full power of substition, for him in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME/TITLE                                                  DATE

/s/ Raj Mohindra
--------------------------------------                February 28, 1997
Raj Mohindra
Chairman, Chief Executive Officer, and
Director


/s/ Scott M. Gibson
--------------------------------------                February 28, 1997
Scott M. Gibson
Chief Financial Officer

(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

/s/ William W.R. Elder
--------------------------------------                February 28, 1997
William W.R. Elder
Director


/s/ Ram Paul Gupta
--------------------------------------                February 28, 1997
Ram Paul Gupta
Director


/s/ Abhay Bhushan
--------------------------------------                February 28, 1997
Abhay Bhushan
Director


/s/ Suraj Puri
--------------------------------------                February 28, 1997
Suraj Puri
Director


/s/Bernard Slade
--------------------------------------                February 28, 1997
Bernard Slade
Director