Form 10QSB
period 1997-03-31
YIELDUP INTERNATIONAL CORP
filed 1997-05-13
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X       Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
----     of 1934. Quarterly for the period ended March 31, 1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934.

COMMISSION FILE NO. 0-27104

                        YIELDUP INTERNATIONAL CORPORATION

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE                                      77-0341206
(State or other jurisdiction)                 (I.R.S. Employer ID #)
of incorporation

117 EASY STREET                               94043
(Address of principal                         (Zip Code)
MOUNTAIN VIEW, CALIFORNIA
Address of principal
executive offices)

Issuer's telephone number, including
area code:                                    (415) 964-0100

Securities registered under
Section 12(g) of the Act:                     COMMON STOCK, PAR VALUE $0.001
                                              CLASS A WARRANTS, NO PAR VALUE
                                              CLASS B WARRANTS, NO PAR VALUE
                                              (Title of Class)

Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO
                                                             ---  ----

As of April 25, 1997, Registrant had 3,490,039 shares of Common Stock outstanding, including shares of Class A Common Stock. All shares of Common and Class A Common Stock have par value of $0.001 per share.

     Transitional Small Business Disclosure Format (check one): YES   NO X
                                                                ---   ----

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  Page
------------------------------                                                  ----

ITEM 1.  FINANCIAL STATEMENTS

1) Balance Sheets - March 31, 1997 and December 31, 1996                           3

2) Statements of Operations - Three Months ended March 31, 1997 and 1996           4

3) Statements of Cash Flows - Three Months ended March 31, 1997 and 1996           5

4) Notes to Financial Statements                                                 6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       9-12
         CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                                    13

ITEM 6.  REPORTS ON FORM 8-K                                                      13

SIGNATURES                                                                        14

PART I.  FINANCIAL STATEMENTS
 ITEM 1. FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEETS


                                                                              MARCH 31,       DECEMBER 31,
                                                                            ------------------------------
                                                                                1997              1996
                                                                            ------------      ------------
                                                                             (UNAUDITED)
                                     ASSETS

Current assets:

   Cash and cash equivalents                                                $    121,763      $    619,172
   Restricted cash                                                               255,902           509,878
   Short-term investments                                                         10,000            10,000
   Accounts receivable                                                           868,949           699,459
   Inventories                                                                   822,252           677,383
   Prepaid expenses and other current assets                                     222,680           109,822
                                                                            ------------      ------------
      Total current assets                                                     2,301,546         2,625,714
                                                                            ------------      ------------

Property, plant, and equipment                                                   911,096           894,499
Other assets                                                                     215,698           440,511
                                                                            ------------      ------------
      Total assets                                                          $  3,428,340      $  3,960,724
                                                                            ------------      ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                         $  1,189,264      $    643,089
   Accrued liabilities                                                           430,189           524,277
   Customer deposits                                                               4,000            43,000
   Current portion of capital lease obligations and long-term debt               395,359           406,258
                                                                            ------------      ------------
      Total current liabilities                                                2,018,812         1,616,624
Long-term debt, less current portion                                             240,000           330,000
Capital lease obligations, less current portion                                   48,863            48,863
                                                                            ------------      ------------
      Total liabilities                                                        2,307,675         1,995,487
                                                                            ------------      ------------
Stockholders' equity:

   Preferred Stock                                                                    --                --
   Class A common stock                                                            1,918             1,912
   Common stock                                                                    1,513             1,495
   Additional paid-in capital                                                  7,701,859         7,571,550
   Notes receivable from stockholders                                             (6,935)          (15,348)
   Accumulated deficit                                                        (6,577,690)       (5,594,372)
                                                                            ------------      ------------
      Total stockholders' equity                                            $  1,120,665      $  1,965,237
                                                                            ------------      ------------
      Total liabilities and stockholders' equity                            $  3,428,340      $  3,960,724
                                                                            ------------      ------------



                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                         1997              1996
                                                 ------------      ------------
Revenues:

   Equipment sales                               $    913,000      $    510,250

Cost of revenues                                      962,156           494,968
                                                 ------------      ------------
Gross margin                                          (49,156)           15,282
                                                 ------------      ------------

Operating expenses:

   Research and development                           427,412           302,488
   Selling, general, and administrative               500,742           448,198
                                                 ------------      ------------
      Total operating expenses                        928,154           750,686
                                                 ------------      ------------
      Operating loss                                 (977,310)         (735,404)
Interest expense(income), net                           6,008           (49,787)
                                                 ------------      ------------
      Net loss                                   $   (983,318)     $   (685,617)
                                                 ------------      ------------
Net loss per share                               $      (0.29)     $      (0.20)
                                                 ------------      ------------
Shares used in per share computations               3,414,131         3,405,301
                                                 ------------      ------------


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                             THREE MONTHS MARCH 31,
                                                                                        ------------      ------------
                                                                                            1997              1996
                                                                                        ------------      ------------
Cash flows from operating activities:

   Net loss                                                                             $   (983,318)     $   (685,617)
   Adjustments to reconcile net loss to net cash used for operating activities
                    Depreciation and amortization                                             54,622            26,579
                    Changes in operating assets and liabilities
                              Accounts receivable                                           (169,490)          (39,225)
                              Other receivables                                                   --             6,110
                              Inventories                                                   (144,869)         (188,147)
                              Prepaid expenses and other assets                             (112,858)           13,336
                              Other assets                                                   224,813                --
                              Accounts payable                                               546,175          (591,580)
                              Accrued liabilities                                            (94,088)           27,438
                              Customer deposits                                              (39,000)         (140,000)
                                                                                        ------------      ------------
                                     Net cash used for operating activities                 (718,013)       (1,571,106)
                                                                                        ------------      ------------

Cash flows from investing activities:

   Purchase of equipment                                                                     (71,219)         (107,555)
   Proceeds from sales of short-term investments                                                  --           984,485
   Purchases of short-term investments                                                            --        (2,008,432)
                                                                                        ------------      ------------
                                    Net cash used for investing activities                   (71,219)       (1,131,502)
                                                                                        ------------      ------------

Cash flows from financing activities

   Principal payments under capital lease obligations                                        (10,899)           (9,851)
   Principal payments of term loan                                                           (90,000)               --
   Proceeds of notes receivable from stockholders                                              8,413            17,842
   Issuance of common stock from option exercise                                               3,450                --
   Decrease in restricted cash                                                               253,976                --
   Issuance of common stock from warrant exercise                                            122,542                --
   Issuances of Class A Common Stock from option exercise                                      4,341                --
                                                                                        ------------      ------------
                                    Net cash provided from financing activities              291,823             7,991
                                                                                        ------------      ------------

Net decrease in cash and cash equivalents                                                   (497,409)       (2,694,617)

Cash and cash equivalents at beginning of period                                             619,172         2,876,466
                                                                                        ------------      ------------
Cash and cash equivalents at end of period                                                   121,763           181,849
                                                                                        ============      ============
Supplemental cash flow information:

   Acquisition of equipment under capital lease                                                   --            42,000
                                                                                        ============      ============


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         YieldUp International Corporation (the "Company" or "YieldUP") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates.

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. On April 30, 1997, the Company completed the redemption of its Class A Warrants with greater than 99% of the warrants being exercised prior to the redemption date. The net proceeds to the Company from the exercise of the Class A warrants was approximately $14,500,000. The Company believes that the net proceeds from the warrant exercise, together with existing cash balances, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

         For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

BALANCE SHEET COMPONENTS

RESTRICTED CASH

         As of March 31, 1997, the Company had restricted cash in the form of certificates of deposit, of $316,981 and $87,841 as collateral for long-term debt and substantially all of the capital lease obligations, respectively. Restricted cash aggregating $148,920 is classified as other non-current assets in the accompanying balance sheet.

SHORT-TERM INVESTMENTS

         The Company's short-term investments comprise a certificate of deposit which is classified as "available-for-sale".

(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

INVENTORIES

         A summary of inventories follows:

                                           MARCH 31,              DECEMBER 31,
                                         ------------             ------------
                                             1997                     1996
                                         ------------             ------------
Raw materials                            $    604,445             $    364,510
Work in process                                54,022                   56,063
Evaluation units                              125,045                  218,070
Finished goods                                 38,740                   38,740
                                         ------------             ------------

                                         $    822,252             $    677,383
                                         ============             ============


Evaluation units are installed at potential customers' sites.

PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant, and equipment follows:

                                                     MARCH 31,      DECEMBER 31,
                                                       1997              1996
                                                   ------------     ------------
Machinery and equipment                            $    474,967     $    404,438
Furniture and fixtures                                   47,624           47,624
Leasehold improvements                                  595,064          594,374
                                                   ------------     ------------

                                                      1,117,655        1,046,436
Less accumulated depreciation
   and amortization                                     206,559          151,937
                                                   ------------     ------------

                                                   $    911,096     $    894,499
                                                   ============     ============


(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

LONG-TERM DEBT

         Long-term debt comprises a bank term loan which is 50% collateralized by a certificate of deposit. The loan is payable in monthly installments of $30,000, and bears interest at the bank's prime rate plus 2.25% (10.50% as of March 31, 1997).

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

EARNINGS PER SHARE

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS, for profitable periods, will be higher than primary earnings per share as presented in the accompanying financial statements and that diluted EPS will not differ materially from primary earnings per share as presented in the accompanying financial statements.

Computations for loss periods should not change significantly.

SUBSEQUENT EVENT

         On April 30, 1997 the Company completed the redemption of its Class A Warrants. Greater than 99% of the 2,215,000 Class A Warrants outstanding were exercised prior to the redemption date. The net proceeds to the Company from the warrant exercise were approximately $14,500,000.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The discussions in this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business Risks" and elsewhere in this Report as well as in the Company's other periodic reports filed with the Securities and Exchange Commission.

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUES

         Revenues increased to $913,000 in the first quarter of 1997 from $510,250 for the same period in 1996. The increase in revenues in 1997 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems.

         Backlog at March 31, 1997 totaled approximately $787,000 compared to approximately $848,000 at March 31, 1996 and approximately $493,000 at December 31, 1996. The continuing slowdown in the semiconductor equipment industry may negatively impact the Company's ability to book new orders in the future until there is a change in the conditions that are reducing capital equipment spending by semiconductor manufacturers.

GROSS MARGIN

         The Company's gross margin declined during the first quarter of 1997 compared to the same period a year ago. The Company's cost of revenue remained high during the first quarter of 1997 due to manufacturing expenses being allocated over relatively few units, the high material cost of initial new product shipments and lower average selling prices on some shipments. The Company expects that future gross margins should improve to the extent that unit shipments and revenue increase and the Company is able to transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased to $427,412 in the first quarter of 1997 from $302,488 for the same period in 1996. The increase in research and development expenses was due mainly to an increase in engineering personnel and an increase in expenses for prototype development of the Company's new products compared to the same period a year ago. In addition, in the first quarter of 1997, the Company continued to invest in enhancement of its existing product line. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues, to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses increased to $500,742 in the first quarter of 1997 from $448,198 for the same period in 1996. The increase in selling, general, and administrative expenses reflected the Company's increased expenses for representative sales commissions due to higher shipment levels and increased legal expense for litigation and patent activity compared to the first quarter of 1996. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

NET INTEREST EXPENSE

         Net interest expense was $6,008 for first quarter of 1997 compared to net interest income of $49,787 for the same period in 1996. The increase in net interest expense was the result of increased interest expense for a bank term loan and lower interest income on short term investments.

NET LOSS

         Net loss for the first quarter of 1997 increased to $983,318 compared to $685,617 for the same period in 1996. The increase in net loss was due primarily to negative gross margins on revenue and an increase of $124,924 in research and development expenses. In addition, there was also an increase of $52,544 in selling, general and administrative expenses.

         The Company has never operated at a profit and expects that it will incur operating losses through at least the first three quarters of 1997. Such losses have been and will continue to be principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in penetrating the market for wet processing semiconductor manufacturing equipment or in generating future revenues and profits from the sales of its products.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents, and short term investment balances at March 31, 1997 totaled $131,763 compared to $629,172 at December 31, 1996. The decrease of $497,409 was due primarily to net losses generated during the first quarter of 1997.

         At March 31, 1997 the Company had accounts receivable of $868,949 compared to $699,459 at December 31, 1996. Inventories at March 31, 1997 were $822,252 compared to $677,383 at December 31, 1996. Net property, plant, and equipment was $911,096 at March 31, 1997 compared to $894,499 at December 31, 1996. The increase in net property and equipment was primarily the result of expenditures of $50,000 for engineering and manufacturing computer and other equipment.

         The accounts payable balance at March 31, 1997 was $1,189,264 compared to $643,089 at December 31, 1996. The increase in accounts payable was due primarily to an increase in purchases for inventory and longer payment terms on purchases made during the first quarter 1997.

         On April 30, 1997, the Company completed the redemption of its Class A Warrants. Greater than 99% of the outstanding Class A Warrants were exercised prior to the redemption date, providing net proceeds to the Company of approximately $14,500,000. The Company believes that the net proceeds from the warrant exercise, together with existing cash balances, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

                                 BUSINESS RISKS

GENERAL

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

(continued)

INTENSE COMPETITION; UNCERTAIN MARKET ACCEPTANCE

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

         Competition for the Company's products currently comes from makers of traditional and new cleaning, rinsing, and drying equipment. There can be no assurance that these competitors will not develop new products or improve their existing products which, when combined with their existing market presence, would make the Company's products obsolete or unmarketable. Any such development would have a material adverse effect on the Company. There also can be no assurance that the Company will be able to penetrate the wet processing equipment market and convince semiconductor or other manufacturers to install the Company's systems either directly or through retrofitting in place of existing equipment. Additional competition for the Company's products also currently comes from a large number of small companies making cleaning, rinsing, and drying equipment which is less expensive than the Company's products. Because the Company's products sell for significantly higher prices than such products, the Company may not be able to compete effectively against them without lowering its prices.

         The Company also expects that competition may arise from new competitors and from new technological approaches adopted by new and existing competitors. Because of the increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction. Thus, competitive technologies or new manufacturing techniques may be developed which could make the Company's products obsolete, thereby materially adversely affecting the Company. If the Company is unable to respond to the challenges of competition, including changes in cleaning, rinsing, and drying or semiconductor or other manufacturing processes, there can be no assurance that the Company would be able to achieve or maintain profitability at a level required to support its survival or growth.

RELIANCE ON SINGLE PRODUCT FAMILY

         The Company anticipates that the substantial majority of its future revenues will come from sales of its cleaning, rinsing, and drying systems. Should the demand for, or pricing of, the Company's products decline due to increased competitive pressure, the introduction of superior systems or processes, changes in the semiconductor, magnetic or optical disk, flat panel display or photomask industries or other factors, the Company's business, financial condition and results of operations would be materially adversely affected. The ability of the Company to diversify its operations through the introduction and sale of new products and broader acceptance of its cleaning, rinsing, and drying systems is dependent on the success of the Company's continuing research, product development and engineering activities, as well as its marketing efforts. No assurance can be given that the Company will be able to develop, acquire, introduce or market new products in a timely or cost-effective manner or that any new products or improvements will achieve market acceptance or result in acceptable margins. Accordingly, the Company will be dependent on overall market acceptance of its products.

PART II. OTHER INFORMATION

    ITEM 2.       CHANGES IN SECURITIES

         On March 12, 1997, the Company delivered notice to the holders of its outstanding Class A Warrants that such warrants would be redeemed in accordance with the terms of a Warrant Agreement relating to such warrants. To the extent that outstanding Class A Warrants were not exercised on or before April 29, 1997, such warrants expired and all rights thereunder except the right to receive the redemption price of $0.05 per warrant terminated.

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

    Exhibit 27 -Financial Data Schedule

(2) Reports on Form 8-K

    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)

                                            Raj Hohindra
Date:  May 12, 1997                By:      _______________________________
                                            Raj Mohindra, President,
                                            Chief Executive Officer and
                                               Chief Financial Officer

                          EXHIBIT INDEX

Exhibit
   No.                    Description
--------                  -----------
   27                Financial Data Schedule
