Form 10QSB
period 1997-06-30
YIELDUP INTERNATIONAL CORP
filed 1997-08-14
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934. Quarterly for the period ended June 30,1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

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

         COMMON STOCK, PAR VALUE $0.001
         CLASS B WARRANTS, NO PAR VALUE
               (Title of Class)

Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of July 25, 1997, Registrant had 5,688,870 shares of Common Stock outstanding, including shares of Class A Common Stock. All shares of Common and Class A Common Stock have par value of $0.001 per share.


Transitional Small Business Disclosure Format (check one) : YES [ ] NO [X]

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                       Page
                                                                                                     -----

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

1) Condensed Balance Sheets - June 30, 1997 and December 31, 1996                                      3

2) Condensed Statements of Operations - Three Months and Six Months ended June 30, 1997 and 1996       4

3) Condensed Statements of Cash Flows - Six Months ended June 30, 1997 and 1996                        5

4) Notes to Condensed financial statements                                                           6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                           9-14
        CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                                                        15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             15

SIGNATURES                                                                                            17


PART I. FINANCIAL INFORMATION

    ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                            CONDENSED BALANCE SHEETS



                                                                  JUNE 30,         DECEMBER 31,
                                                             ------------------------------------
                                                                    1997               1996
                                                             -----------------   ----------------
                                                                (UNAUDITED)
                           ASSETS
Current assets:
   Cash and cash equivalents                                 $      9,999,939    $       619,172
   Restricted cash                                                    402,841            509,878
   Short-term investments                                              10,000             10,000
   Accounts receivable                                              1,524,489            699,459
   Inventories                                                      2,053,054            677,383
   Prepaid expenses and other current assets                           18,846            109,822
                                                             -----------------   ----------------
      Total current assets                                         14,009,169          2,625,714
                                                             -----------------   ----------------

Property, plant, and equipment                                      1,064,853            894,499
Other assets                                                        2,320,920            440,511
                                                             -----------------   ----------------
      Total assets                                           $     17,394,942    $     3,960,724
                                                             ================    ================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $        691,515    $       643,089
   Accrued liabilities                                                959,571            524,277
   Customer deposits                                                        -             43,000
   Current portion of capital lease obligations and                   607,810            406,258
long-term debt
                                                             -----------------   ----------------
      Total current liabilities                                     2,258,896          1,616,624
Long-term debt, less current portion                                  210,000            330,000
Capital lease obligations, less current portion                        43,777             48,863
                                                             -----------------   ----------------
      Total liabilities                                             2,512,673          1,995,487
                                                             -----------------   ----------------
Stockholders' equity:
   Preferred Stock                                                          -                  -
   Class A common stock                                                 3,491              1,912
   Common stock                                                         2,184              1,495
   Additional paid-in capital                                      22,212,328          7,571,550
   Notes receivable from stockholders                                 (1,841)           (15,348)
   Accumulated deficit                                            (7,333,893)        (5,594,372)
                                                             -----------------   ----------------
      Total stockholders' equity                             $     14,882,269    $     1,965,237
                                                             -----------------   ----------------
      Total liabilities and stockholders' equity             $     17,394,942    $     3,960,724
                                                             ================    ================



            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               QUARTERS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             ----------------------------   ----------------------------
                                                  1997           1996            1997           1996
                                             -------------  -------------   -------------  -------------

Revenues:
   Equipment sales                           $  1,206,886   $    429,800    $  2,119,886   $    940,050

Cost of sales                                     922,474        596,601       1,884,630      1,091,569
                                             -------------  -------------   -------------  -------------

Gross margin                                      284,412      (166,801)         235,256      (151,519)
                                             -------------  -------------   -------------  -------------

Operating expenses:
   Research and development                       455,614        292,608         883,026        595,096
   Selling, general, and administrative           672,480        414,549       1,173,222        862,747
                                               -----------    -----------     -----------    -----------
      Total operating expenses                  1,128,094        707,157       2,056,248      1,457,843
                                             -------------  -------------   -------------  -------------
      Operating loss                            (843,682)      (873,958)      (1,820,992)    (1,609,362)
Interest income, net                               87,479         31,083          81,471         80,870
                                               -----------    -----------     -----------    -----------
      Net loss                               $  (756,203)   $  (842,875)    $ (1,739,521)  $ (1,528,492)
                                             -------------  -------------   -------------  -------------



Net loss per share                           $     (0.15)   $     (0.25)    $     (0.42)   $     (0.45)
                                             -------------  -------------   -------------  -------------
Shares used in per share computations           4,879,040      3,406,057       4,146,586      3,405,679
                                             -------------  -------------   -------------  -------------




            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                         1997           1996
                                                                     -------------- --------------
Cash flows from operating activities:
   Net loss                                                     ($ 1,739,521)     ($ 1,528,492)
   Adjustments to reconcile net loss to net cash used for
   operating activities
       Depreciation and amortization                                 110,341            55,305
       Changes in operating assets and liabilities
                 Accounts receivable                                (825,030)          (81,400)
                 Other receivables                                         -            37,783
                 Inventories                                      (1,375,671)          (55,719)
                 Prepaid expenses and other current                   90,976            16,025
                 assets
                 Other assets                                       (880,409)            6,775
                 Accounts payable                                     48,426          (643,265)
                 Accrued liabilities                                 435,294           (62,828)
                 Customer deposits                                   (43,000)         (140,000)
                                                                ------------      ------------
                       Net cash provided from/(used
                         for) operating activities                (4,178,594)       (2,395,816)
                                                                ============      ============

Cash flows from investing activities:
   Purchase of plant and equipment                                  (280,695)         (228,449)
   Sale of fixed asset                                                     -            22,000
   Proceeds from sales of short-term investments                           -         3,438,753
   Purchases of investments                                       (1,000,000)       (2,499,933)
                                                                ------------      ------------
                 Net cash (used for)/provided
                   from investing activities                      (1,280,695)          732,371
                                                                ============      ============

Cash flows from financing activities
   Proceeds from notes payable                                       280,000                 -
   Principal payments under capital lease obligations                (23,534)          (18,830)
   Principal payments of term loan                                  (180,000)                -
   Proceeds of notes receivable from stockholders                     13,507            22,865
   Issuance of common stock from option exercise                      83,822                 -
   Decrease in restricted cash                                       107,037                 -
   Issuance of common stock from warrant exercise, net            14,484,240                 -
   Issuance of Class A Common Stock from option exercise              74,984             1,250
                                                                ------------      ------------
                   Net cash provided from
                     financing activities                         14,840,056             5,285
                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents               9,380,767        (1,658,160)

Cash and cash equivalents at beginning of period                     619,172         2,876,466
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $  9,999,939      $  1,218,306
                                                                ============      ============

Supplemental cash flow information:
   Acquisition of equipment under capital lease obligations                -           $ 42000
                                                                ============      ============


            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1997


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY

        YieldUP International Corporation (the "Company" or "YieldUP") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates. The accompanying condensed financial statements are prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and six month period ended June 30, 1997, are not necessarily representative of the results of future quarterly or annual periods.

BASIS OF PRESENTATION

        The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. On April 30, 1997, the Company completed the redemption of its Class A Warrants with greater than 99% of the warrants being exercised prior to the redemption date. The net proceeds to the Company from the exercise of the Class A warrants was approximately $14,484,240. The Company believes that the net proceeds from the warrant exercise, together with existing cash balances, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

        For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

CONDENSED BALANCE SHEET COMPONENTS
RESTRICTED CASH

        As of June 30, 1997, the Company had restricted cash in the form of certificates of deposit, of $315,000 and $87,841 as collateral for long-term debt and substantially all of the capital lease obligations, respectively.

SHORT-TERM INVESTMENTS

        The Company's short-term investments comprise a certificate of deposit which is classified as "available-for-sale".



(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVENTORIES
        A summary of inventories follows:

                                                       JUNE 30,         DECEMBER 31,
                                                        1997                  1996
                                                  -----------------     -----------------

Raw materials                                           $1,014,267              $364,510
Work in process                                            367,592                56,063
Evaluation units                                           250,033               218,070
Finished goods                                             421,162                38,740
                                                  -----------------     -----------------

                                                        $2,053,054              $677,383
                                                  =================     =================


Evaluation units are units installed at potential customers' sites.

PROPERTY,PLANT AND EQUIPMENT
        A summary of property, plant, and equipment follows:


                                                       JUNE 30,         DECEMBER 31,
                                                        1997                  1996
                                                  -----------------     -----------------

Machinery and equipment                                   $585,947              $404,438
Furniture and fixtures                                      47,624                47,624
Leasehold improvements                                     693,561               594,374
                                                  -----------------     -----------------

                                                         1,327,132             1,046,436
Less accumulated depreciation and amortization             262,279               151,937
                                                  -----------------     -----------------

                                                        $1,064,853              $894,499
                                                  =================     =================



OTHER ASSETS

        Other assets include patents, $1,000,000 material purchase advance, and $1,000,000 investment in a privately held company.


(continued)

                                YIELDUP INTERNATIONAL CORPORATION
                             NOTES TO CONDENSED FINANCIAL STATEMENTS
                                           (UNAUDITED)



LONG-TERM DEBT

        Long-term debt comprises a bank term loan which is 50% collateralized by a certificate of deposit. The loan is payable in monthly installments of $30,000, and bears interest at the bank's prime rate plus 2.25%.

PATENT MATTERS

        CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleges that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. The Company believes that its drying process does not infringe the CFM patent. However, there can be no assurance that the Company will not, as a result of this litigation, suffer a material adverse effect on its business or financial condition. The trial for this matter is scheduled to begin in February 1998. A decision adverse to the Company in such litigation could result in substantial damages payable by the Company and could support the issuance of an injunction prohibiting further sales by the Company of some or all of its products. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.


EARNINGS PER SHARE

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Earlier adoption is not permitted. The Company expects that basic EPS, for profitable periods, will be higher than primary earnings per share as presented in the accompanying condensed financial statements and that diluted EPS will not differ materially from primary earnings per share as presented in the accompanying condensed financial statements. Computations for loss periods should not change significantly.

REDEMPTION OF CLASS A WARRANTS

        On April 30, 1997 the Company completed the redemption of its Class A Warrants. Greater than 99% of the 2,215,000 Class A Warrants outstanding were exercised prior to the redemption date. The net proceeds to the Company from the warrant exercise were approximately $14,484,240.

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


                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES

        Revenues increased to $1,206,886 in the second quarter of 1997 from $429,800 for the same period in 1996. The increase in revenues in 1997 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems.

        Backlog at June 30, 1997 totaled approximately $1,243,784 compared to approximately $70,000 at June 30,1996 and approximately $787,000 at March 31, 1997.

GROSS MARGIN

        The Company's gross margin improved substantially to $284,412 or 24% during the second quarter of 1997 compared to negative gross margin in the same period a year ago. The Company's cost of revenue still remained high during the second quarter of 1997 due to manufacturing expenses being allocated over relatively few units. The Company expects that its gross margin will improve in the future if unit shipments and revenue increase and if the Company is able to transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses increased to $455,614 in the second quarter of 1997 from $292,608 for the same period in 1996. The increase in research and development expenses was due mainly to an increase in engineering personnel and an increase in expenses for prototype development of the Company's new products compared to the same period in the prior year. In addition, in the second quarter of 1997, the Company continued to invest in enhancement of its existing product line. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

        The Company was issued a new patent for its technology in the second quarter of 1997 and was informed that it has been allowed three additional patents, bringing the total number of patents issued or allowed to six patents.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

        Selling, general, and administrative expenses increased to $672,480 in the second quarter of 1997 from $414,549 for the same period in 1996. The increase in selling, general, and administrative expenses reflected the Company's increased expenses for representative sales commissions due to higher shipment levels and increased legal expense for litigation and patent activity compared to the second quarter of 1996. Selling, administrative and general expenses declined as a percentage of revenues to 56% in the second quarter of 1997 from 96% for the same period in 1996 due to increased revenues. The Company expects that selling, general, and administrative expenses may continue to decline as a percentage of revenues to the extent revenues increase.

NET INTEREST EXPENSE (INCOME)

        Net interest income was $87,479 for second quarter of 1997 compared to net interest income of $31,083 for the same period in 1996. The increase in net interest income was the result of increased interest income as a result of additional cash received during the quarter upon exercise of the Company's Class A warrants.

NET LOSS

        Net loss for the second quarter of 1997 decreased to $756,203 from $842,875 for the same period in 1996. The decrease in net loss was due primarily to improvements in gross margins and increased revenues.

        The Company has never operated at a profit and expects that it will incur operating losses through at least the first three quarters of 1997. Such losses have been and will continue to be principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in penetrating the market for wet processing semiconductor manufacturing equipment or other markets or in generating future revenues and profits from the sales of its products.


                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES

        Revenues increased to $2,119,886 in the first six months of 1997 from $940,050 for the same period in 1996. The increase in revenues in 1997 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems.

        Backlog at June 30, 1997 totaled approximately $1,243,784 compared to approximately $70,000 at June 30, 1996 and approximately $493,000 at December 31, 1996. The continuing slowdown in the semiconductor equipment industry may negatively impact the Company's ability to book new orders in the future until there is a change in the conditions that are reducing capital equipment spending by semiconductor manufacturers.

GROSS MARGIN

        The Company's gross margin improved to $235,256 or 11% during the first six months of 1997 compared to negative gross margin in the same period a year ago. The Company's cost of revenue remained high during the first and second quarters of 1997 due to manufacturing expenses being allocated over relatively few units. The Company expects that its gross margin will improve in the future if unit shipments and revenue increase and if the Company is able to transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses increased to $883,026 in the first six months of 1997 from $595,096 for the same period in 1996. The increase in research and development expenses was due mainly to an increase in engineering personnel and an increase in expenses for prototype development of the Company's new products compared to the same period in the prior year. In addition, in the first quarter of 1997, the Company continued to invest in enhancement of its existing product line. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

        Selling, general, and administrative expenses increased to $1,173,222 in the first six months of 1997 from $862,747 for the same period in 1996. The increase in selling, general, and administrative expenses reflected the Company's increased expenses for representative sales commissions due to higher shipment levels and increased legal expense for litigation and patent activity compared to the first six months of 1996. Selling, administrative and general expenses declined as a percentage of revenues to 55% in the first six months of 1997 from 92% for the same period in 1996 due to increased revenues. The Company expects that selling, general, and administrative expenses may continue to decline as a percentage of revenues due to increased revenues to the extent revenues increase.

NET INTEREST EXPENSE (INCOME)

        Net interest income was $81,471 for first six months of 1997 compared to net interest income of $80,870 for the same period in 1996. The increase in net interest income was the result of increased interest income as a result of additional cash received during the quarter upon exercise of the Company's Class A warrants.

NET LOSS

        Net loss for the first six months of 1997 increased to $1,739,521 from $1,528,492 for the same period in 1996. The increase in net loss was due primarily to negative gross margins in the first quarter of 1997 and an increase of $287,930 in research and development expenses.

        The Company has never operated at a profit and expects that it will incur operating losses through at least the first three quarters of 1997. Such losses have been and will continue to be principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in penetrating the market for wet processing semiconductor manufacturing equipment or other markets or in generating future revenues and profits from the sales of its products.



                         LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents, and short term investment balances at June 30, 1997 totaled $10,009,939 compared to $629,172 at December 31, 1996. The increase was due primarily to the exercise of approximately 2,211,400 Class A warrants at $7.00 per warrant during March and April of 1997.

        At June 30, 1997 the Company had accounts receivable of $1,524,489 compared to $699,459 at December 31, 1996. Inventories at June 30, 1997 were $2,053,054 compared to $677,383 at December 31, 1996. The increase in inventory was the primary result of increasing the Company's manufacturing capacity and an increase in the number of evaluation units. Net property, plant, and equipment was $1,064,853 at June

30, 1997 compared to $894,499 at December 31, 1996. The increase in net property and equipment was primarily the result of expenditures for engineering and manufacturing computer and other equipment and for various leasehold improvements.

        The accounts payable balance at June 30, 1997 was $691,515 compared to $643,089 at December 31, 1996. The increase in accounts payable was due primarily to increased purchases for a higher production volume.

        On April 30, 1997, the Company completed the redemption of its Class A Warrants. Greater than 99% of the outstanding Class A Warrants were exercised prior to the redemption date, providing net proceeds to the Company of approximately $14,484,240. The Company believes that the existing cash balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

                                 BUSINESS RISKS

GENERAL

        The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseeable expenses, delays and complications, as well as specific risks of the semiconductor equipment industry. The Company has incurred significant losses from its operations, and there can be no assurance that the Company will achieve profitable operations. The Company's smaller resources and yet to be fully proven products make it extremely vulnerable to competition from larger companies. Because the Company's technology has not been widely deployed, it presents potential customers with uncertainty not associated with existing equipment marketed by competitors. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long-term viability and product support. Because the Company's products also compete with the offerings from a large number of small companies making less expensive equipment, the Company may not be able to compete effectively against those products without lowering its prices. Given the anticipated increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction and competitive technologies or new manufacturing technologies may be developed which could make the Company's products obsolete. Since the Company expects to derive substantially all of its future revenues from sales of cleaning, rinsing, and drying systems, the Company's business, financial condition and results of operations would be materially adversely affected by declining demand for the Company's products or decreasing prices and margins for those products.

        The Company anticipates that it will devote significant management time and financial resources to obtaining protection of, and defending against infringement claims with respect to, its intellectual property rights. The Company is involved in patent litigation and is attempting to obtain additional patent protection on various aspects of its proprietary technology. These rights under any patents issued may not provide competitive advantages to the Company or prevent others from developing competitive products or technologies similar to or more advanced than the Company.

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

        Finally, the semiconductor equipment industry is highly cyclical and has historically experienced periodic and often prolonged downturns. There can be no assurance that industry downturns can be avoided and will not materially adversely affect the Company's backlog level, business, financial condition, and results of operations. Any downturn in the market demand for integrated circuits would likely reduce to an even greater extent the willingness of the manufacturers of semiconductor devices to make substantial capital expenditures and would adversely affect the Company's business, financial condition, and results of operations.

(continued)

INTENSE COMPETITION; UNCERTAIN MARKET ACCEPTANCE

        There is intense competition in the markets for the Company's products. The Company's smaller resources and yet to be fully proven products makes it extremely vulnerable to competition from larger companies, many of which have significantly greater financial, employee, product development and marketing resources. Leading competitors have a larger installed base of products which can provide them a significant advantage over the Company because the Company's technology has not been widely deployed and therefore presents potential customers with uncertainty not associated with existing equipment. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long term viability and product support. There can be no assurance that the Company will overcome these disadvantages.

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

RELIANCE ON SINGLE PRODUCT FAMILY

        The Company anticipates that the substantial majority of its future revenues will come from sales of its cleaning, rinsing, and drying systems. Should the demand for, or pricing of, the Company's products decline due to increased competitive pressure, the introduction of superior systems or processes, changes in the semiconductor, magnetic or optical disk, flat panel display or photo-mask industries or other factors, the Company's business, financial condition and results of operations would be materially adversely affected. The ability of the Company to diversify its operations through the introduction and sale of new products and broader acceptance of its cleaning, rinsing, and drying systems is dependent on the success of the Company's continuing research, product development and engineering activities, as well as its marketing efforts. No assurance can be given that the Company will be able to develop, acquire, introduce or market new products in a timely or cost-effective manner or that any new products or improvements will achieve market acceptance or result in acceptable margins. Accordingly, the Company will be dependent on overall market acceptance of its products.

PART II.       OTHER INFORMATION


    ITEM 2.    CHANGES IN SECURITIES

        As a result of the redemption of the Company's Class A Warrants on April 30, 1997, all Class A Warrants which had not been exercised as of such date were cancelled. The Company has filed a Form 15 with respect to the Class A Warrants to terminate the registration thereof under the Securities Exchange Act of 1934, as amended.

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following are the results of matters which were submitted to a vote of security holders at the Company's Annual Meeting of Stockholders held on May 29, 1997:

Proposal 1-Election of Class II Director

                              For                 Against               Abstain
Abhay Bhushan              6,898,041                 0                   4,400


        In addition to Mr. Bhushan, the terms of office of Raj Mohindra, Ram Paul Gupta and Suraj Puri will continue until their successors are duly elected and qualified in accordance with the terms of the Company's Certificate of Incorporation and Bylaws, each as amended to date.

Proposal 2-Proposal to amend the 1995 Employee Stock Option Plan to increase the number of shares reserved for issuance by 500,000 shares

                                For                 Against               Abstain
                             6,863,745               33,296                5,400


Proposal 3-Proposal to ratify the appointment of KPMG Peat Marwick L.L.P. as the independent accountants of the Company

                                For                 Against               Abstain
                             6,884,191                 0                   18,250


        A complete description of the matters submitted to the security holders of the Company is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders distributed to the Company's stockholders on or about May 9, 1997.

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

11.1 Statement Regarding Computation of Net Loss per Share

27.1 Financial Data Schedule

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


                                YIELDUP INTERNATIONAL CORPORATION
                                          (Registrant)





Date:  August 12, 1997             By: /s/  RAJ MOHINDRA
                                       ----------------------------------------
                                       Raj Mohindra, President, and
                                       Chief Executive Officer




Date:  August 12, 1997             By: /s/  ABHAY BHUSHAN
                                       ----------------------------------------
                                    Abhay Bhushan, Executive Vice President,
                                    and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Exhibits
------                            --------

11.1          Statement Regarding Computation of Net Loss Per Share


27.1          Financial Data Schedule