Form 10QSB
period 1997-09-30
YIELDUP INTERNATIONAL CORP
filed 1997-11-12
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

   X       Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
 -----     of 1934. Quarterly for the period ended September 30,1997. ---

           Transition report pursuant to Section 13 or 15(d) of the Securities
 -----     Exchange Act of 1934.

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
                                                        (Title of Class)


Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                             -----   -----

As of September 30, 1997, Registrant had 5,742,537 shares of Common Stock outstanding, including 4,216,457 shares of Common Stock and 1,526,080 shares of Class A Common Stock. All shares of Common and Class A Common Stock have par value of $0.001 per share.


   Transitional Small Business Disclosure Format (check one) : YES     NO  X
                                                                  ----   ----

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              Page

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

1) Condensed Balance Sheets - September 30, 1997 and December 31, 1996                                        3

2) Condensed Statements of Operations - Three Months and Nine Months ended Sept. 30, 1997 and 1996            4

3) Condensed Statements of Cash Flows - Nine Months ended Sept. 30, 1997 and 1996                             5

4) Notes to Condensed Financial Statements                                                                  6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                  9-13
            CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                   14

ITEM 2.  CHANGES IN SECURITIES                                                                               14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                    14

SIGNATURES                                                                                                   15

PART I.     FINANCIAL INFORMATION
    ITEM 1.             CONDENSED FINANCIAL STATEMENTS



                        YIELDUP INTERNATIONAL CORPORATION
                            CONDENSED BALANCE SHEETS



                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                      ------------    ------------
                                                                           1997            1996
                                                                      ------------    ------------
                                                                     (UNAUDITED)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                          $  7,473,242    $    619,172
   Restricted cash                                                         402,841         509,878
   Short-term investments                                                   10,000          10,000
   Accounts receivable                                                   2,486,434         699,459
   Inventories                                                           3,006,997         677,383
   Prepaid expenses and other current assets                                13,564         109,822
                                                                      ------------    ------------
      Total current assets                                              13,393,078       2,625,714
                                                                      ------------    ------------

Property, plant, and equipment                                           1,072,984         894,499
Other assets                                                             2,405,216         440,511
                                                                      ------------    ------------
      Total assets                                                    $ 16,871,278    $  3,960,724
                                                                      ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $    481,013    $    643,089
   Accrued liabilities                                                     757,756         524,277
   Customer deposits                                                          --            43,000
   Current portion of capital lease obligations and long-term debt         607,810         406,258
                                                                      ------------    ------------
      Total current liabilities                                          1,846,579       1,616,624
Long-term debt, less current portion                                       210,000         330,000
Capital lease obligations, less current portion                             29,551          48,863
                                                                      ------------    ------------
      Total liabilities                                                  2,086,130       1,995,487
                                                                      ------------    ------------
Stockholders' equity:
   Preferred Stock                                                            --              --
   Class A common stock                                                      3,491           1,912
   Common stock                                                              2,204           1,495
   Additional paid-in capital                                           22,247,724       7,571,550
   Notes receivable from stockholders                                       (1,841)        (15,348)
   Accumulated deficit                                                  (7,466,430)     (5,594,372)
                                                                      ------------    ------------
      Total stockholders' equity                                      $ 14,785,148    $  1,965,237
                                                                      ------------    ------------
      Total liabilities and stockholders' equity                      $ 16,871,278    $  3,960,724
                                                                      ------------    ------------



            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              QUARTERS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                          --------------------------    --------------------------
                                              1997          1996            1997           1996
                                          -----------    -----------    -----------    -----------
REVENUES:
   EQUIPMENT SALES                        $ 2,034,194    $   359,540    $ 4,154,080    $ 1,299,590

COST OF SALES                               1,149,294        621,739      3,033,924      1,713,308
                                          -----------    -----------    -----------    -----------

GROSS MARGIN                                  884,900       (262,199)     1,120,156       (413,718)
                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   RESEARCH AND DEVELOPMENT                   392,820        253,180      1,275,846        848,276
   SELLING, GENERAL, AND ADMINISTRATIVE       761,562        453,910      1,934,784      1,316,657
                                          -----------    -----------    -----------    -----------
  TOTAL OPERATING EXPENSES                  1,154,382        707,090      3,210,630      2,164,933
                                          -----------    -----------    -----------    -----------
OPERATING LOSS                               (269,482)      (969,289)    (2,090,474)    (2,578,651)
INTEREST INCOME, NET                          136,946         20,633        218,417        101,503
                                          -----------    -----------    -----------    -----------
NET LOSS                                  $  (132,536)   $  (948,656)   $(1,872,057)   $(2,477,148)
                                          ===========    ===========    ===========    ===========

NET LOSS PER SHARE                        $     (0.02)   $     (0.28)   $     (0.40)   $     (0.73)
                                          ===========    ===========    ===========    ===========
SHARES USED IN PER SHARE COMPUTATIONS       5,742,537      3,407,111      4,686,304      3,406,156
                                          -----------    -----------    -----------    -----------


            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Nine Months Ended Sept. 30,
                                                                                            ----------------------------
                                                                                                1997            1996
                                                                                            ------------    ------------
Cash flows from operating activities:
   Net loss                                                                                 $ (1,872,057)   $ (2,477,148)
   Adjustments to reconcile net loss to net cash used for operating activities
                    Depreciation and amortization                                                128,709         100,798
                    Changes in operating assets and liabilities
                              Accounts receivable                                             (1,786,975)         74,166
                              Other receivables                                                     --            42,972
                              Inventories                                                     (2,329,614)       (101,688)
                              Prepaid expenses and other assets                                   96,258          57,439
                              Other assets                                                    (1,964,705)          4,976
                              Accounts payable                                                  (162,076)       (301,933)
                              Accrued liabilities                                                233,479        (113,159)
                              Customer deposits                                                  (43,000)       (112,500)
                                                                                            ------------    ------------

                                      Net cash used for operating activities                  (7,699,981)     (2,826,077)
                                                                                            ------------    ------------

Cash flows from investing activities:
   Purchase of plant and equipment                                                              (307,194)       (664,214)
   Sale of fixed asset                                                                              --            22,000
   Proceeds from sales of short-term investments                                                    --         4,422,172
   Purchases of short-term investments                                                              --        (2,499,933)
                                                                                            ------------    ------------

                                     Net cash provided by (used for) investing activities       (307,194)      1,280,025
                                                                                            ------------    ------------

Cash flows from financing activities
   Proceeds from notes payable                                                                   280,000            --
   Principal payments under capital lease obligations                                            (37,760)        (29,244)
   Principal payments of term loan                                                              (180,000)           --
   Proceeds of notes receivable from stockholders                                                 13,507          23,882
   Issuance of common stock from option exercises                                                108,237            --
   Decrease in restricted cash                                                                   107,037            --
   Issuance of common stock from warrant exercises, net                                       14,495,240            --
   Issuance of Class A Common Stock from option exercise                                          74,984           1,250
                                                                                            ------------    ------------

                                    Net cash provided from financing activities               14,861,245          (4,112)
                                                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents                                           6,854,070      (1,550,164)

Cash and cash equivalents at beginning of period                                                 619,172       2,876,466
                                                                                            ------------    ------------

Cash and cash equivalents at end of period                                                  $  7,473,242    $  1,326,302
                                                                                            ============    ============

Supplemental cash flow information:
   Acquisition of equipment under capital lease obligations                                         --      $     42,000
                                                                                            ============    ============


            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
            YieldUP International Corporation (the "Company" or "YieldUP") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates. The accompanying condensed financial statements are prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the quarter and nine month periods ended September 30, 1997, are not necessarily representative of the results of future quarterly or annual periods.

BASIS OF PRESENTATION
            The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. On April 30, 1997, the Company completed the redemption of its Class A Warrants with greater than 99% of the warrants being exercised prior to the redemption date. The net proceeds to the Company from the exercise of the Class A warrants was approximately $14,484,240. The Company believes that the net proceeds from the warrant exercise, together with existing cash balances, will be sufficient to meet the Company's cash requirements for the next twelve months.

            For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

CONDENSED BALANCE SHEET COMPONENTS
RESTRICTED CASH
            As of September 30, 1997, the Company had restricted cash in the form of certificates of deposit, of $315,000 and $87,841 as collateral for long-term debt and substantially all of the capital lease obligations, respectively.

SHORT-TERM INVESTMENTS
            The Company's short-term investments comprise a certificate of deposit of $10,000 which is classified as "available-for-sale".




(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVENTORIES
            A summary of inventories follows:


                                                SEPTEMBER 30,         DECEMBER 31,
                                                    1997                  1996
                                                 ----------           ----------
Raw materials                                    $1,290,940           $  364,510
Work in process                                     695,122               56,063
Evaluation units                                    748,323              218,070
Finished goods                                      272,612               38,740
                                                 ----------           ----------

                                                 $3,006,997           $  677,383
                                                 ==========           ==========


Evaluation units are units installed at potential customers' sites.

PROPERTY, PLANT AND EQUIPMENT
            A summary of property, plant, and equipment follows:



                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           1997          1996
                                                        ----------    ----------
Machinery and equipment                                 $  612,446    $  404,438
Furniture and fixtures                                      47,624        47,624
Leasehold improvements                                     693,561       594,374
                                                        ----------    ----------

                                                         1,353,631     1,046,436
Less accumulated depreciation and amortization             280,647       151,937
                                                        ----------    ----------

                                                        $1,072,984    $  894,499
                                                        ==========    ==========



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

PATENT MATTERS
            CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in favor of the defendant, YieldUP International Corporation. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. However, there can be no assurance that this judgment will not be overturned should there be an appeal by CFM. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.


NET LOSS PER SHARE
            The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption is not permitted. For profitable periods, the Company expects that basic EPS, will be higher than primary earnings per share and that diluted EPS will not differ materially from primary earnings per share. Computations for loss periods should not change significantly.

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


                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES
            Revenues increased to $2,034,194 in the third quarter of 1997 from $359,540 for the same period in 1996. The increase in revenues in 1997 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems.

            Backlog at September 30, 1997 totaled approximately $2,359,200 compared to approximately $1,109,500 at September 30,1996 and approximately $1,243,700 at June 30, 1997.

GROSS MARGIN
            The Company's gross margin improved substantially to $884,900 or 43.5% during the third quarter of 1997 compared to a negative gross margin in the same period a year ago. The Company expects that its gross margin will improve in the future if unit shipments and revenue increase and if the Company is able to transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES
            Research and development expenses increased to $392,820 in the third quarter of 1997 from $253,180 for the same period in 1996. The increase in research and development expenses was due mainly to an increase in engineering personnel and an increase in expenses for prototype development of new versions of the Company's products compared to the same period in the prior year. In addition, in the third quarter of 1997, the Company continued to invest in enhancement of its existing product line. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

            The Company was issued a new patent for its technology in the third quarter of 1997 and was informed that it has been allowed additional patents, bringing the total number of patents issued or allowed to six patents.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
            Selling, general, and administrative expenses increased to $761,562 in the third quarter of 1997 from $453,910 for the same period in 1996. The increase in selling, general, and administrative expenses reflected the Company's increased expenses for representative sales commissions due to higher shipment levels and increased sales and marketing expenses compared to the third quarter of 1996. Selling, administrative and general expenses declined as a percentage of revenues to 37% in the third quarter of 1997 from 126% for the same period in 1996 due to increased revenues. The Company expects that selling, general, and administrative expenses may continue to decline as a percentage of revenues to the extent revenues increase.

NET INTEREST INCOME
            Net interest income was $136,946 for the third quarter of 1997 compared to net interest income of $20,633 for the same period in 1996. The increase in net interest income was the result of higher cash balances resulting from the exercise of the Company's Class A warrants in the second quarter of 1997.

NET LOSS
            Net loss for the third quarter of 1997 decreased to $132,536 from $948,656 for the same period in 1996. The decrease in net loss was due primarily to improvements in gross margins and increased revenues.

            The Company has been operating at a loss since its inception. Such losses have been principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in penetrating the market for wet processing semiconductor manufacturing equipment or other markets or in generating future revenues and profits from the sales of its products.


                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES
            Revenues increased to $4,154,080 in the first nine months of 1997 from $1,299,590 for the same period in 1996. The increase in revenues in 1997 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems.

GROSS MARGIN
            The Company's gross margin improved to $1,120,156 or 27% during the first nine months of 1997 compared to negative gross margin in the same period a year ago. The Company's cost of revenue remained high during the first nine months of 1997 due to manufacturing expenses being allocated over relatively few units. The Company expects that its gross margin will improve in the future if unit shipments and revenue increase and if the Company is able to transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES
            Research and development expenses increased to $1,275,846 in the first nine months of 1997 from $848,276 for the same period in 1996. The increase in research and development expenses was due mainly to an increase in engineering personnel and an increase in expenses for prototype development of the Company's new products compared to the same period in the prior year. In addition, in 1997, the Company continued to invest in enhancement of its existing product line. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
            Selling, general, and administrative expenses increased to $1,934,784 in the first nine months of 1997 from $1,316,657 for the same period in 1996. The increase in selling, general, and administrative expenses reflected the Company's increased expenses for representative sales commissions due to higher shipment levels and increased legal expense for litigation and patent activity compared to the first nine months of 1996. Selling, administrative and general expenses declined as a percentage of revenues to 47% in the first nine months of 1997 from 101% for the same period in 1996 due to increased revenues. The Company expects that selling, general, and administrative expenses may continue to decline as a percentage of revenues to the extent revenues increase.

NET INTEREST INCOME
            Net interest income was $218,417 for first nine months of 1997 compared to net interest income of $101,503 for the same period in 1996. The increase in net interest income was the result of higher cash balances resulting from the exercise of the Company's Class A warrants in the second quarter of 1997.

NET LOSS
            Net loss for the first nine months of 1997 decreased to $1,872,057 from $2,477,148 for the same period in 1996. The decrease in net loss was due primarily to improved gross margins and increased revenues in 1997.

            The Company has been operating at a loss since its inception. Such losses have the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in penetrating the market for wet processing semiconductor manufacturing equipment or other markets or in generating future revenues and profits from the sales of its products.



                         LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents, and short term investment balances at September 30, 1997 totaled $7,483,242 compared to $629,172 at December 31, 1996. The increase was due primarily to the exercise of approximately 2,211,400 Class A Warrants at $7.00 per warrant during March and April of 1997.

            At September 30, 1997 the Company had accounts receivable of $2,486,434 compared to $699,459 at December 31, 1996. Inventories at September 30, 1997 were $3,006,997 compared to $677,383 at December 31, 1996. The increase in inventory was the primary result of increasing the Company's manufacturing capacity and an increase in the number of evaluation units. Net property, plant, and equipment was $1,072,984 at September 30, 1997 compared to $894,499 at December 31, 1996. The increase in net property and equipment was primarily the result of expenditures for engineering and manufacturing computer and other equipment and for various leasehold improvements.

            The accounts payable balance at September 30, 1997 was $481,013 compared to $643,089 at December 31, 1996.

            On April 30, 1997, the Company completed the redemption of its Class A Warrants. Greater than 99% of the outstanding Class A Warrants were exercised prior to the redemption date, providing net proceeds to the Company of approximately $14,484,240. The Company believes that the existing cash balances will be sufficient to meet the Company's cash requirements for the next twelve months.

                                 BUSINESS RISKS

GENERAL
            The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseeable expenses, delays and complications, as well as specific risks of the semiconductor equipment industry. The Company has incurred significant losses from its operations, and there can be no assurance that the Company will achieve profitable operations. The Company's smaller resources make it vulnerable to competition from larger companies. Because the Company's technology has not been widely deployed, it presents potential customers with uncertainty not associated with existing equipment marketed by competitors. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long-term viability and product support. Given the anticipated increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction and competitive technologies or new manufacturing technologies may be developed which could make the Company's products obsolete. Since the Company expects to derive substantially all of its future revenues from sales of cleaning, rinsing, and drying systems, the Company's business, financial condition and results of operations would be materially adversely affected by declining demand for the Company's products or decreasing prices and margins for those products.

            The Company anticipates that it will devote significant management time and financial resources to obtaining protection of its intellectual property rights. The Company is attempting to obtain additional patent protection on various aspects of its proprietary technology. These rights under any patents issued may not provide competitive advantages to the Company or prevent others from developing competitive products or technologies similar to or more advanced than the Company.

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

(continued)

INTENSE COMPETITION; UNCERTAIN MARKET ACCEPTANCE
            There is intense competition in the markets for the Company's products. The Company's smaller resources and yet to be fully proven products make it extremely vulnerable to competition from larger companies, many of which have significantly greater financial, employee, product development and marketing resources. Leading competitors have a larger installed base of products which can provide them a significant advantage over the Company because the Company's technology has not been widely deployed and therefore presents potential customers with uncertainty not associated with existing equipment. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long term viability and product support. There can be no assurance that the Company will overcome these disadvantages.

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

PART II.    OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

            CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in favor of the defendant, YieldUP International Corporation. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. However, there can be no assurance that this judgment will not be overturned should there be an appeal by CFM. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.


    ITEM 2. CHANGES IN SECURITIES

            None

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

27.1 Financial Data Schedule

(2) Reports on Form 8-K

None.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)



Date:  November 10, 1997           By: /s/ Raj Mohindra
                                       ----------------------------------------
                                       Raj Mohindra, President, and
                                       Chief Executive Officer




Date:  November 10, 1997           By: /s/ Abhay Bhushan
                                       ----------------------------------------
                                       Abhay Bhushan, Executive Vice President,
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                     Description
-------                    -----------

27.1                Financial Data Schedule