Form 10KSB
period 1997-12-31
YIELDUP INTERNATIONAL CORP
filed 1998-03-31
CIK 1002176

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ----------------------- TO
     -----------------------

                          COMMISSION FILE NO. 0-27104

                       YIELDUP INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     DELAWARE                                           77-0341206
  (STATE OR OTHER JURISDICTION OF INCORPORATION)                  (I.R.S. EMPLOYER ID #)

                  117 EASY STREET                                          94043
             MOUNTAIN VIEW, CALIFORNIA                                  (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                Issuer's telephone number, including area code:

                                 (650) 964-0100

             Securities registered under Section 12(b) of the Act:

                                      NONE

             Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                         CLASS B WARRANTS, NO PAR VALUE
                                (TITLE OF CLASS)

     Check whether the issuer: 1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended December 31, 1997 were $7,465,447.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on December 31, 1997 in the over-the-counter-market, was approximately $42,967,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded for purposes of the preceding computation, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 31, 1997, Registrant had 4,341,711 shares of Common Stock outstanding and 1,413,653 shares of Class A Common Stock outstanding for a total of 5,755,364 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB Report.

     Transitional Small Business Disclosure Format  YES [ ]  NO [X]

     The exhibit index appears on page 27 of this Form 10-KSB Report.
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     YieldUP International Corporation ("YieldUP" or "the Company") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates. Based on the results obtained by customers using its products, the Company believes its technology allows more thorough and efficient cleaning, rinsing and drying than conventional approaches, and that the products based on its technology may enable manufacturers to obtain improvements in the percentage of good product produced, or yield. The Company's cleaning, rinsing and drying products also reduce the usage of certain environmentally hazardous materials, and occupy less floor space when compared to conventional equipment. The Company currently has approximately 70 cleaning, rinsing and drying systems installed at about 50 customer sites in the semiconductor, semiconductor equipment, magnetic disk, flat-panel display, and photo-mask industries.

     Disc-shaped wafers composed of silicon are the foundation on which integrated circuits ("ICs") are manufactured in semiconductor fabrication facilities. During the typical four to six week process of fabricating IC's on these wafers, semiconductor manufacturers typically clean, rinse and dry the wafers several times to prepare the wafer for the next IC fabrication step. The likelihood of completing these steps successfully and producing good ICs depends significantly upon the cleanliness of the wafers throughout all the process steps. The Company's products are designed to reduce wafer particle contamination, stains, surface roughness, and other defects that reduce IC yields, offering a cost-effective, integrated cleaning, rinsing and drying system using patented filtration, rinsing and drying technology with no mechanical motion and greatly reduced use of environmentally hazardous materials.

     The Company is marketing its products for application at several points in the IC fabrication process, and for use in the manufacturing processes of magnetic disks, photo-masks and flat-panel displays. The Company believes that there are numerous sites within typical high technology manufacturing facilities where manufacturers could improve processes and reduce defects by replacing or retrofitting existing equipment with the Company's products.

     The Company's products include the CleanPoint de-ionized water filtration system, the Omega 1000 Rinsing and Drying System designed to replace the conventional Spin-Rinse Dryers ("SRD's"), the Omega 2000 Cleaning, Rinsing and Drying system designed to handle large substrates including 12 inch (300mm) wafers and flat panels, and the Omega 4000 Cleaning Rinsing and Drying system that provides integrated hydrofluoric acid cleaning capability.

PRODUCTS

     Through analyzing the fabrication process of leading semiconductor manufacturers, the Company determined that the cleaning, rinsing and drying steps of the manufacturing process present a significant, unfilled opportunity for yield improvement. The Company has developed and is marketing equipment that incorporates Company's patented rinsing, and drying technologies which it believes may help manufacturers achieve significant contamination reduction, and resulting yield improvement. The Company currently markets the following products:

  CleanPoint Water Filtration System

     The CleanPoint Water Filtration System is a patented de-ionized water filtration system designed to eliminate microscopic particle contamination in de-ionized water at the point of use. The CleanPoint system is an integral part of the Company's cleaning, rinsing, and drying systems and is also marketed independently for other filtration applications. The Company is also investigating other industrial applications for its CleanPoint water filtration system, including the pharmaceutical and chemical industries, both of which require ultra-pure water for product processing.

  Omega 1000

     The Omega 1000 system is a low cost, stand-alone rinsing and drying system with a small footprint designed to replace conventional SRD technology in semiconductor manufacturing facilities. It has an advanced two chamber design which provides two independently controlled rinsing and drying chambers for increased flexibility and throughput. The Omega 1000 incorporates the Company's patented Surface Tension Gradient ("STG") drying technology and patented CleanPoint water filtration system. This process is designed to reduce contamination and water spots which can be left by conventional equipment.

     The Omega 1000 system provides the following benefits to semiconductor manufacturers:

     - No mechanical motion of wafers, thus preventing wafer breakage problems associated with SRD's

     - Minimal moving parts provide higher system reliability and reduced equipment maintenance cost

     - No particle contamination at 0.2 micron and above added to product wafers by rinse/dry process

     - Reduced water spots and organic residues by eliminating the build-up of water meniscus common in SRD's

  Omega 2000

     The Omega 2000 system is an integrated cleaning, rinsing and drying system that uses the same rinse and dry technology as in the Omega 1000 and couples it with additional cleaning options and system control capabilities. The Omega 2000 system combines the advantages of immersion technology and the convenience of full flow processors and is designed to process larger substrates at higher throughputs. The Company offers chemical injection and megasonic cleaning as options on the Omega 2000. The Company procures these cleaning subsystems from one of several manufacturers of such systems. The Omega 2000 is available as a stand-alone system or as a drop-in upgrade to an existing wet bench system. The drop-in upgrade version of the Omega 2000 is being marketed to existing wet bench manufacturers (Original Equipment Manufacturers or OEM's) as the Omega 2100 system.

     The Omega 2000 and the Omega 2100 provide the following advantages compared to conventional equipment:

     - Single chamber cleaning, rinsing and drying of wafers, eliminating cumbersome handling

     - Improved rinse and dry cycle times for increased throughput

     - Reduced build-up of scum that sometimes occurs with IsoPropyl Alcohol ("IPA") dryers

     - Significantly lower usage of IPA, an environmentally hazardous material, compared to conventional IPA dryers

     - Reduction in surface roughness and haze on wafers

Omega 4000

     The Omega 4000 is a cleaning, rinsing and drying system that builds on the Omega 2000 product by offering an integrated hydrofluoric acid (HF) cleaning capability in addition to the cleaning, rinsing, and drying capabilities found on the Omega 2000 product. The HF cleaning module allows more thorough cleaning of certain types of processed wafers than the Omega 2000. The Company procures the HF capability from one of several manufacturers of such systems. The Omega 4000 system is also configured with robotics for wafer cassette handling.

     The purchase price of the Omega products ranges from $95,000 for the Omega 1000 to $550,000 for the fully configured Omega 4000.

     The Company is investigating the development of single chamber cleaning, rinsing and drying systems based on the Company's patented technologies that can greatly simplify and enhance wet processing. No assurance can be given that these development efforts will be successful or that any products developed will achieve commercial success.

STRATEGY

     YieldUP's goal is to become a leading provider of cleaning, rinsing, and drying equipment used in modern semiconductor manufacturing facilities. The Company is marketing its products and providing evaluation systems to leading IC and wafer manufacturers for wet processing applications with the highest IC yield leverage. The Company believes that integration of the Company's products into the manufacturing lines of several major semiconductor manufacturers will provide support for sales into other manufacturers' facilities. In addition, the Company is marketing its products to the research and development areas within the semiconductor companies to gain acceptance of the Company's technology in the development of future semiconductor manufacturing processes that require lower contamination. The Company has also achieved success in additional markets for its products in other defect sensitive industries including magnetic disks, flat panel displays, and photo-masks.

     The Company has adapted its products to capitalize on the expected shift in the semiconductor industry from six and eight inch (150mm and 200mm) silicon wafers to twelve inch (300mm) silicon wafers. That move will require IC manufacturers to either refurbish existing manufacturing sites or construct new ones. During the transition to larger wafers, the Company expects that semiconductor manufacturers will reevaluate those aspects of the manufacturing process which have a significant impact on yield, since the potential losses associated with reduced yield will increase as wafer size increases and critical dimensions decrease.

     The Company has greatly expanded its sales to manufacturers of wet benches who can incorporate the Company's rinsing and drying systems into their existing or new wet benches. The Company has announced several such partnerships and intends to continue its OEM relationships. The Company expects a significant part of its future business may come from OEM sales.

     The Company is actively targeting the magnetic disk market and has achieved initial success in adapting its technology to the needs of the disk industry. The Company has recruited qualified personnel and obtained the required test and measurement system for its laboratory for this purpose. The Company believes that a significant part of its future business may come from disk manufacturers.

CUSTOMERS, MARKETING AND SERVICE

     The Company is marketing its cleaning, rinsing, and drying systems for application at several points in the IC fabrication process. Thus, potential customers with large manufacturing facilities could potentially have use for several of the Company's products within a single facility. The Company has sold systems to semiconductor manufacturers who have integrated YieldUP products into existing or new wet benches or have used them in a stand-alone configuration. The Company has also sold systems to semiconductor equipment manufacturers, magnetic disk manufacturers, flat panel display manufacturers, and photo-mask manufacturers. The Company is also collaborating with several automated wet-bench manufacturers, for integrating its systems into the wet-benches of these manufacturers.

     In the United States, the Company markets its products through direct customer contact and manufacturer representatives. These representatives provide sales support to end users in their territories. The Company uses its own personnel to provide service support for end users in the United States. In Europe, the Company markets its products through divisions of Teltec Semiconductor which provide both sales and service support to end users. In Japan, the Company distributes its products through Kanematsu Semiconductor Corp., which provides both sales and service support to end users. Other distributors include Premtek in Taiwan, WKK in Singapore and Malaysia, and Sekwang Hitech Company in Korea. The Company has agreements with its representatives and distributors which generally grant the representative or distributor an exclusive right to sell products in a specified territory and allow termination by either party without cause on 90 days written notice.

     In the United States, the Company uses its own personnel for all equipment installations, field service and maintenance. In Europe, the Company has agreements with divisions of Teltec Semiconductor to perform all equipment installations, field service and maintenance, and the Company has no plans to discontinue this agreement. In Japan, the Company has similar agreements with Kanematsu Semiconductor, and is similarly using its distributors in Taiwan, Singapore and Korea. The Company typically provides customers with a twelve month warranty covering parts and labor.

     During 1997, the major portion of the Company's revenues came from shipments to North America, with a smaller portion of revenues coming from shipments to Asia-Pacific region and from shipments to Europe. The Company has significantly expanded its international marketing efforts.

BACKLOG

     The Company schedules production of its systems based upon backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog only those customer orders for systems for which it has accepted purchase orders and for which delivery has been specified within twelve months as well as orders for spare parts and service and support of systems. The Company has not entered into any long-term purchase agreements with any customers. Customers commit to purchase the Company's products by issuing purchase orders. The timing of the purchase orders' issuance depends on the customer's delivery requirements.

     The Company's backlog of orders was approximately $2,517,000 as of December 31, 1997, all of which the Company expects to deliver within the next six months. The systems included in the backlog have been ordered by semiconductor manufacturers, equipment manufacturers, and magnetic disk manufacturers. The equipment requirements of manufacturers cannot be determined with accuracy, and therefore the Company's backlog at any particular date is not indicative of future growth. In addition, because of possible changes in delivery schedules, the ability of customers to cancel, defer or reschedule, and potential delays in system shipments, the Company's backlog at any particular date is not necessarily representative of actual sales of any succeeding period. Further, all potential sales will depend on final delivery and testing of equipment.

MANUFACTURING, ASSEMBLY AND TESTING

     The Company's equipment manufacturing operations consist of assembly of systems into final configuration and final testing in a cleanroom prior to customer shipment. The Company fabricates certain custom plastic components that are incorporated into its systems, and also procures subsystems and materials from a number of distributors and multiple outside suppliers.

     The Company's strategic goal is to continue to use contract manufacturers for its standard subsystems as unit manufacturing volumes increase and product designs mature. The Company does not have written contracts with its suppliers and chooses suppliers based on considerations of quality, cost and delivery time.

PRODUCT DEVELOPMENT

     The Company incurred research and development expenses of $2,021,790 in 1997 and $1,223,002 in 1996. Research and development expenses represent costs incurred for the design and development of new products, the redesign of existing products, and the costs associated with technology development. None of the Company's research and development costs in 1997 and 1996 were paid for by customers or other outside organizations.

     The market for semiconductor fabrication equipment is characterized by rapid technological advancement and product innovation. The Company believes that development of new products will be required to allow it to compete effectively in the market. As of December 31, 1997, the Company had 22 full time employees whose duties included research and development. The Company intends to hire additional research and development personnel in 1998.

     The Company has established an Advanced Applications Laboratory complete with a Class 1 Cleanroom and measurement and test equipment to assist in the development of its processes and products, perform customer demonstrations and evaluations, and assure the quality of products shipped to customers. The Company intends to continue its research and development activities through internal research and cooperative research relationships with customers and other technology companies.

     The Company intends to continue product enhancement programs focusing on improving reliability and performance, developing additional features and capabilities, increasing throughput capacity, promoting ease of equipment operations, and reducing costs. The Company also believes it can improve standardization of its systems, and improve product quality, reduce costs and shorten lead times using molds, contract manufacturing and pre-fabricated items.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies on patent, trade secret, and copyright protection for its products and technology. The Company has received five United States patents relating to its products and technologies, one additional patent allowed, and has filed seventeen additional U.S. and foreign patent applications. The process of obtaining patents can be expensive and time-consuming and there can be no assurance that the patent applications will result in the issuance of patents, that any issued patents will provide the Company with meaningful competitive advantage, or that challenges will not be issued against the validity or enforceability of any patent issued to the Company.

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

     In the absence of significant patent or other proprietary protection, competitors may be able to copy the Company's technology or design approaches, replicate its processes or gain access to its trade secrets. Moreover there can be no assurance that competitors will not be able to develop technologies similar to or more advanced than the Company's or design around any patent aspects of the Company's products or technology. No assurance can be given that the Company's current or future products will not infringe on the patents of others.

     There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Further commercialization of the Company's products and technologies could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others to determine the scope and validity of the proprietary rights of others. Any such litigation would likely result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's business, financial condition and operating results. Further adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and operating results. See "Legal Proceedings."

COMPETITION

     There is intense competition in the market for the Company's products. The Company's relatively smaller resources makes it vulnerable to competition from larger companies, many of which have significantly greater financial, employee, product development and marketing resources. Leading competitors have a larger installed base of products which can provide them a significant advantage over the Company, because the Company's technology has not been widely deployed and therefore presents potential customers with uncertainty not associated with existing equipment. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long term viability and product support. There can be no assurance that the Company will overcome these disadvantages.

     Competition for the Company's products currently comes from makers of traditional and new cleaning, rinsing, and drying equipment. Competitors include manufacturers of SRDs such as Verteq and Semitool, IPA dryer manufacturers such as S&K and integrated wet processing system manufacturers such as Santa Clara Plastics, SubMicron Systems, Steag, FSI, CFM Technologies, and Dai Nippon Screen. There can be no assurance that these competitors will not develop new products or improve their existing products which, when combined with their existing market presence, would make the Company's products obsolete or unmarketable. Additional competition for the Company's products comes from a large number of small companies making cleaning, rinsing, and drying equipment which is less expensive than the Company's products. Because the Company's products sell for significantly higher prices than such products, the Company may not be able to compete effectively against them without lowering its prices.

     The Company also expects that competition may arise from new competitors and from new technological approaches adopted by existing competitors. Because of the increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction. Thus competitive technologies or manufacturing techniques may be developed which could make the Company's products obsolete, thereby materially adversely affecting the Company.

     The Company currently competes principally on the basis of of superior contamination reduction, better price/performance, improved equipment reliability, smaller footprint, lower operating costs, and reduction in hazardous chemical usage. The Company believes that these factors as well as the ease of use, price, reputation, service and familiarity are important competitive criteria for selection of cleaning, rinsing and drying equipment by potential customers. There can be no assurance that the Company will compete favorably with respect to these or other factors in the future, and any failure to do so may have a material adverse impact on the Company's business or operating results.

EMPLOYEES

     On December 31, 1997, the Company had 70 full-time employees, including 31 in manufacturing, 22 in research, engineering and product development, 11 in sales and marketing and 6 in finance and administration. All of the employees were located in the United States. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good.

     The Company intends to add employees from time to time as necessary to meet its evolving management, research and development, sales and marketing, service and manufacturing needs. The Company believes that its future success is dependent to a significant degree on its ability to attract and retain additional skilled personnel to enable the Company to develop and compete.

BUSINESS RISKS

     In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities and Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements.

     The Company's operations are subject to numerous risks, including unforeseeable expenses as well as specific risks of the semiconductor equipment industry. There can be no assurance that the Company will achieve profitable operations. See Financial Statements and Notes thereto.

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING; LIMITED OPERATING HISTORY

     The Company has experienced significant operating losses since its inception in June 1993 and only commenced significant shipments in fourth quarter of 1995. Accordingly, the Company has a limited operating history on which to base the evaluation of its business, and its prior operating results are not indicative of the results which may be achieved in the future. As of December 31, 1997, the Company's accumulated deficit was $9,588,014. The Company's operating losses have been and will continue to be principally the result of the various costs associated with the Company's product development, manufacturing and sales and marketing activities. The Company believes that its existing capital resources will enable it to fund its operations through 1998. The Company may obtain additional capital to continue its operations beyond that time, which may result in dilution to the current stockholders. The existence of Class B Warrants may also complicate future capital raising activities because of their potentially dilutive effect on the purchasers of the Company's equity securities and the anti-dilution provisions of the Warrants. If the Company is unable to obtain the necessary capital, it will be required to significantly curtail its growth. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Financial Statements and Notes thereto.

RELIANCE ON SINGLE PRODUCT FAMILY

     The Company anticipates that the substantial majority of its future revenues will come from the sale of its cleaning, rinsing and drying systems. Should the demand for, or pricing of, the Company's products decline due to increased competitive pressure, the introduction of superior systems or processes by competitors, or changes in the semiconductor, magnetic disk, flat panel display or photo-mask industries, the Company's business, financial condition and results of operations would be materially adversely affected. The ability of the Company to diversify its operations through introduction and sale of new products is dependent on the success of Company's continuing research and development activities as well as its marketing efforts. No assurance can be given that the Company will be able to develop, acquire introduce or market new products in a timely or cost-effective manner. Accordingly, the Company may be dependent on the overall market acceptance of its existing products.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company expects to derive a substantial portion of its revenues from the sale of a relatively small number of systems, which typically range in purchase price from $95,000 to $550,000. As a result, a small reduction in number of systems shipped in a quarter due to changing demand, rescheduling or cancellation of order, or supplier delays would have a material adverse effect on the Company's revenues and results of operations for that quarter.

     In addition, the Company's need for continued investment in research and development and sales, marketing and service will limit the Company's ability to reduce expenses in response to any such decrease in sales. If the Company's anticipated level of revenues is not achieved for a particular period, the Company's operating results could be adversely affected by its inability to reduce costs. Because the Company builds certain sub-assemblies according to forecast, a reduction in customer orders could also result in excessive inventories which could adversely affect the Company's results of operations and liquidity. The impact of these and other factors on the Company's operating results in any future period cannot be accurately forecast. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

LENGTHY SALES CYCLE

     Sales of the Company's products have been, and are expected to continue to be, characterized by a relatively long sales cycle due to such factors as the substantial time required by potential customers for technical evaluation of the Company's products prior to purchase, and the high cost and the critical role the Company's products will play in the manufacturing process. The Company believes that the sales cycle will continue to be lengthy as certain of its anticipated customers centralize purchasing decisions, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by the Company.

NEED TO DEVELOP NEW PRODUCTS AND TECHNOLOGIES

     Semiconductor, magnetic disk, flat-panel display and photo-mask manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company believes that its future success will depend in part upon its ability to develop and enhance its current products and develop new products, processes and technologies to meet such anticipated changes. If the Company does not successfully introduce new products in a timely manner, any competitive position the Company may develop could be lost, and the Company's sales reduced. There can be no assurance that the Company will be able to develop and introduce new products which satisfy customer needs and achieve market acceptance. Any failure of the Company to manage its research and development efforts would have a material adverse effect upon its business and prospects.

RISKS RELATED TO YEAR 2000 PROBLEM

     In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." The Company has examined all of its critical software and operational applications and found no potential problems related to the Year 2000 issue. In addition, however, the Company could be exposed to a potential adverse impact resulting from the failure of financial institutions and other third parties to adequately address the Year 2000 problem. The Company intends to devote the necessary resources to identify and resolve Year 2000 issues that may exist with third parties. However, the Company cannot estimate the cost of this effort at this time, nor can any assurance be given that the Year 2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal administrative, manufacturing, engineering and development, and sales/ marketing facilities occupy approximately 14,400 square feet in a single story building in Mountain View, California. The property is occupied under a lease that expires in September 1998. The Company has exercised its option to extend the lease for three additional years beyond September 1998. The Company has also leased an additional 3,000 square feet for its expanded Sales and Marketing Operations in Pleasanton, California. Management believes its facilities should be adequate for the Company's operations for at least the near term.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Since November 1995, the Company's Common Stock has traded on the Nasdaq SmallCap Market under the symbol "YILD." The following table sets forth for the periods indicated the high and the low sale prices of the Common Stock as reported by the Nasdaq SmallCap Market. These figures reflect the inter-dealer prices without retail markup, mark-down or commission and may not represent actual transactions.

                                                              HIGH      LOW
                                                              ----      ---
1996
  1st Quarter...............................................  $ 6       $ 4 7/16
  2nd Quarter...............................................    8 5/8     5 3/8
  3rd Quarter...............................................    6 13/16   4 1/2
  4th Quarter...............................................    6         4 1/2
1997
  1st Quarter...............................................  $10 7/8   $ 5 5/8
  2nd Quarter...............................................   13 1/4     6 3/8
  3rd Quarter...............................................   15 1/8    11 3/4
  4th Quarter...............................................   14 3/8     8 3/8

     On December 31, 1997, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $9 1/2 per share. As of December 31, 1997, there were 13 holders of record of the Common Stock and 34 holders of record for the Class A Common Stock, and the Company believes that there were over 700 beneficial owners of Common Stock.

                                DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock or Class A Common Stock. It is the present policy of the Company to retain any earnings to finance the growth and development of the business, and, therefore, the Company does not anticipate paying cash dividends on its Common Stock or Class A Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The information in this section contains forward-looking statements describing the Company's plans to increase revenues and gross margins on its products and for debt and equity financing to meet its capital needs. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's plans and intentions with respect to increasing revenues and improving gross margins are subject to risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements. The Company's ability to execute its plans may be adversely affected by competitive conditions, failure to timely complete development and installation of new products and product enhancements, supply disruptions, customer purchasing cycles and other factors described under "Business Risks" and elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     During the years ended December 31, 1997 and 1996, the Company's revenues were $7,465,447 and $2,204,590, respectively. The 239% increase in revenue in 1997 was due to an increase in shipments of the Company's cleaning, rinsing, and drying systems.

     The Company's cost of sales was $5,964,228 for the year ended December 31, 1997, and $2,630,970 for the year ended December 31, 1996. The Company generated a gross profit of $1,501,219 or 20.1% for the year ended December 31, 1997, and a negative gross margin of $(426,380) or (19.3%) for the year ended

December 31, 1996. The improvement in gross margin was due to more efficient production, design simplifications, and increased revenues. The Company's cost of sales remained high during 1997 due to manufacturing expenses being allocated over relatively few units. The Company expects that its gross margin will improve in the future to the extent unit shipments and revenue increase and to the extent the Company is able to transition to increased shipments of standardized products and lower unit material costs.

     Research and development expenses were $2,021,790 for the year ended December 31, 1997, and $1,223,002 for the year ended December 31, 1996. The increase in research and development expenses was due mainly to an increase in engineering personnel and an increase in expenses for prototype development of the Company's new products compared to 1996. In addition, in 1997, the Company continued to invest in enhancement of its existing product line. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

     Selling, general, and administrative expenses were $3,724,100 for the year ended December 31, 1997, and $1,829,460 for the year ended December 31, 1996. The increase in selling, general, and administrative expenses reflected the Company's increased expenses for representative sales commissions due to higher shipment levels and increased legal expense for litigation and patent activity compared to 1996. Selling, general and administrative expenses declined as a percentage of revenues to 49.9% in 1997 from 83.0% in 1996 due to increased revenues. The Company expects that selling, general, and administrative expenses will continue to decline as a percentage of revenues to the extent revenues increase.

     Net interest income was $251,029 for the year ended December 31, 1997, and $104,807 for the year ended December 31, 1996. The increase in net interest income in 1997 was due to interest income on a portion of the funds raised in the Company's financing from the exercise of its Class A Warrants in April 1997. The Company expects that interest income may decline in the future due to lower short term investment balances caused by operating losses in 1997.

     The Company sustained a net loss of $3,993,642 for the year ended December 31, 1997, as compared to a net loss of $3,374,035 for the year ended December 31, 1996. The net loss in 1997 included an $808,469 inventory write-off, due primarily to a decision by the Company to discontinue its old product lines, and a non-cash expense of $300,000 in the first quarter of 1997 related to an amendment to certain of the Company's Class A Warrants to resolve a potential dispute with holders of such warrants. Excluding these two items, the net loss for 1997 would have been $2,885,173. The continued net loss was due primarily to the continued product development activities and increased manufacturing operations. In addition, the Company expanded its marketing, support, and administrative organizations to manage increased sales and shipments of the Company's products. Net losses are expected to continue until the Company is able to sell sufficient numbers of cleaning, rinsing and drying systems to cover operating expenses, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity in the year ended December 31, 1997 has been the cash flow generated from the Company's exercise of its Class A warrants, resulting in total net proceeds to the Company of approximately $14.5 million. As of December 31, 1997, the Company had cash and cash equivalents of $2,145,785, restricted cash of $406,749, short term investments of $1,506,150, accounts receivable of $4,324,760 and inventories of $4,678,600.

     Net cash used for operating activities was approximately $3,370,000 for the year ended December 31, 1996 and $9,948,000 for the year ended December 31, 1997. The increase in cash used in operations in the year ended December 31, 1997 was primarily attributable to the increase in accounts receivable and inventories as the working capital requirements of the Company increased due to business expansion during the period.

     Net cash provided by investing activities was approximately $436,000 in the year ended December 31, 1996 as compared to net cash used for investing activities of approximately $3,187,000 in the year ended December 31, 1997. The increase in cash used for investing activities during 1997 primarily reflects the investment activity of funds received through the Company's exercise of its Class A warrants and an equity and debt investment in another company.

     The Company's financing activities provided net cash of approximately $677,060 for the year ended December 31, 1996, and approximately $14,662,000 for the year ended December 31, 1997. During 1996, the Company received proceeds of $750,000 from a term loan. During 1997, the Company received proceeds of $250,000 from a term loan and then decreased its bank borrowings by $360,000. The increase in cash provided by financing activities during 1997 primarily reflects cash provided by the exercise of Company's Class A warrants and stock options.

     On March 30, 1998, the Company completed a $6 million equity financing in a private placement of convertible preferred stock (Series A Preferred Stock). The Company, subject to certain conditions, may exercise a put option for up to an additional $6 million and the investors, subject to certain conditions, may exercise a call option for up to an additional $6 million. The Company has agreed to file a registration statement for the resale of the shares of the Company's Common Stock acquired on conversion of the Series A Preferred Stock.

     Under the securities purchase agreement, the Company has issued 600 shares of convertible preferred stock which are initially convertible into an aggregate of approximately 615,000 shares of the Company's Common Stock. After the satisfaction of certain holding periods, each of the newly issued shares of Series A Preferred Stock is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $10.8625 per share or if lower, 100% of the market price, defined as the lowest closing bid price during the 20 trading days preceding a conversion. The convertible preferred stock bears a dividend of 5% per year, payable in kind. The shares of Series A Preferred Stock are subject to automatic conversion after three years if not previously converted.

     The Company has also obtained a commitment from a commercial lender to receive a loan of up to $500,000 for its capital equipment and to create a $4 million revolving credit line collateralized by the Company's qualifying accounts receivable. The funds available to the Company, if any, under such line of credit will depend on the Company's ability to generate revenues in the near term. The Company believes that the $6 million equity financing and the two credit facilities should provide the Company with the necessary funds to finance operations through 1998. The Company may be required to seek additional capital beyond that time, which may result in dilution to the current stockholders. If the Company is unable to obtain the necessary capital, the Company's business, financial, and operating results may be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
YieldUP International Corporation:

     We have audited the accompanying balance sheet of YieldUP International Corporation (the Company), as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YieldUP International Corporation as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Mountain View, California
February 13, 1998, except as
to Note 8, which is
as of March 30, 1998

                       YIELDUP INTERNATIONAL CORPORATION

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,145,785
  Restricted cash...........................................      406,749
  Short-term investments....................................    1,506,150
  Accounts receivable.......................................    4,324,760
  Inventories...............................................    4,678,600
  Prepaid expenses and other assets.........................      308,419
                                                              -----------
          Total current assets..............................   13,370,463
                                                              -----------
Property, plant, and equipment..............................    1,409,817
Other assets................................................    2,144,660
                                                              -----------
          Total assets......................................  $16,924,940
                                                              ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,512,204
  Accrued liabilities.......................................      693,699
  Capital lease obligations and debt........................      617,854
                                                              -----------
          Total current liabilities.........................    3,823,757
                                                              -----------
Stockholders' equity:
  Preferred stock:
     $.001 par value; 5,000,000 shares authorized; no shares
     issued and outstanding.................................           --
  Class A common stock:
     $.001 par value; 2,229,927 shares authorized; 1,413,653
     shares issued and outstanding; each share is entitled
     to five votes..........................................        1,414
  Common stock:
     $.001 par value; 20,000,000 shares authorized;
     4,341,711 shares issued and outstanding; each share is
     entitled to one vote...................................        4,341
  Additional paid-in capital................................   22,685,283
  Notes receivable from stockholders........................       (1,841)
  Accumulated deficit.......................................   (9,588,014)
                                                              -----------
          Total stockholders' equity........................  $13,101,183
                                                              -----------
          Total liabilities and stockholders' equity........  $16,924,940
                                                              ===========

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Revenues....................................................  $ 7,465,447    $ 2,204,590
Cost of sales...............................................    5,964,228      2,630,970
                                                              -----------    -----------
Gross margin................................................    1,501,219       (426,380)
                                                              -----------    -----------
Operating expenses:
  Research and development..................................    2,021,790      1,223,002
  Selling, general, and administrative......................    3,724,100      1,829,460
                                                              -----------    -----------
     Total operating expenses...............................    5,745,890      3,052,462
                                                              -----------    -----------
     Operating loss.........................................   (4,244,671)    (3,478,842)
Interest income, net........................................      251,029        104,807
                                                              -----------    -----------
Net loss....................................................  $(3,993,642)   $(3,374,035)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (0.81)   $     (0.99)
                                                              ===========    ===========
Shares used in per share computations.......................    4,946,858      3,406,395
                                                              ===========    ===========

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                    CLASS A                                               NOTES
                                  COMMON STOCK         COMMON STOCK      ADDITIONAL     RECEIVABLE                      TOTAL
                               ------------------   ------------------     PAID-IN         FROM       ACCUMULATED   STOCKHOLDERS'
                                SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL     STOCKHOLDERS     DEFICIT        EQUITY
                               ---------   ------   ---------   ------   -----------   ------------   -----------   -------------
Balances as of December 31,
  1995.......................  1,910,301   $1,910    1,495,00   $1,495   $ 7,570,302    $ (41,281)    $(2,220,337)   $ 5,312,089
Exercise of Class A common
  stock options..............      1,810       2           --      --          1,248           --             --           1,250
Payment of notes
  receivable.................         --      --           --      --             --       25,933             --          25,933
Net loss.....................         --      --           --      --             --           --     (3,374,035)     (3,374,035)
                               ---------   ------   ---------   ------   -----------    ---------     -----------    -----------
Balances as of December 31,
  1996.......................  1,912,111   1,912    1,495,000   1,495      7,571,550      (15,348)    (5,594,372)      1,965,237
Exercise of Class A common
  stock options..............     46,861      47           --      --         86,173           --             --          86,220
Exercise of common stock
  options....................         --      --       88,971      89        238,564           --             --         238,653
Exercise of Class A
  warrants...................         --      --    2,211,421   2,211     14,477,997           --             --      14,480,208
Expense related to certain
  Class A warrants...........         --      --           --      --        300,000           --             --         300,000
Exercise of Class B
  warrants...................                           1,000       1         10,999           --             --          11,000
Conversion of Class A common
  stock to common stock......   (545,319)   (545)     545,319     545             --           --             --              --
Payment of notes
  receivable.................         --      --           --      --             --       13,507             --          13,507
Net loss.....................         --      --           --      --             --           --     (3,993,642)     (3,993,642)
                               ---------   ------   ---------   ------   -----------    ---------     -----------    -----------
Balances as of December 31,
  1997.......................  1,413,653   $1,414   4,341,711   $4,341   $22,685,283    $  (1,841)    $(9,588,014)   $13,101,183
                               =========   ======   =========   ======   ===========    =========     ===========    ===========

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
  Net loss..................................................  $(3,993,642)   $(3,374,035)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................      293,322        154,819
     Expense related to certain Class A Warrants
      amendment.............................................      300,000             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (3,625,301)       (20,032)
       Inventories..........................................   (4,001,217)      (171,451)
       Prepaid expenses and other assets....................     (198,597)        59,110
       Accounts payable.....................................    1,869,115        (75,000)
       Accrued liabilities..................................      169,422        157,156
       Customer deposits....................................      (43,000)      (101,000)
                                                              -----------    -----------
          Net cash used for operating activities............   (9,229,898)    (3,370,433)
                                                              -----------    -----------
Cash flows from investing activities:
  Purchase of plant and equipment...........................     (794,245)      (751,892)
  Sale of fixed asset.......................................           --         22,000
  Increase in restricted cash...............................           --       (888,741)
  Decrease in restricted cash...............................      103,129             --
  Other assets..............................................     (718,543)            --
  Proceeds from sales of short-term investments.............           --      4,554,645
  Purchases of short-term investments, net..................   (1,496,150)    (2,499,933)
  Purchases of other investments............................   (1,000,000)            --
                                                              -----------    -----------
          Net cash (used for) provided by investing
             activities.....................................   (3,905,809)       436,079
                                                              -----------    -----------
Cash flows from financing activities:
  Principal payments under capital lease obligations........      (57,268)       (40,123)
  Proceeds from term loan...................................      250,000        750,000
  Principal payments of term loan...........................     (360,000)       (60,000)
  Proceeds of notes receivable from stockholders............       13,507         25,933
  Issuance of Common Stock from option exercise.............      238,653             --
  Issuance of Common Stock from warrant exercise, net.......   14,491,208             --
  Issuances of Class A Common Stock from option exercise....       86,220          1,250
                                                              -----------    -----------
          Net cash provided by financing activities.........   14,662,320        677,060
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents........    1,526,613     (2,257,294)
Cash and cash equivalents at beginning of year..............      619,172      2,876,466
                                                              -----------    -----------
Cash and cash equivalents at end of year....................  $ 2,145,785    $   619,172
                                                              ===========    ===========
Non-cash financing and investing activity:
  Acquisition of equipment under capital lease
     obligations............................................  $        --    $    42,000
                                                              -----------    -----------
Cash paid for interest......................................  $    75,870    $    24,756
                                                              ===========    ===========

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

  Short-Term Investments

     Short-term investments are classified as "available-for-sale" and are stated at fair value. Any unrealized gains and losses are reported as a separate component of stockholders' equity, but to date have not been significant.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Substantially all of the Company's cash equivalents are invested in certificates of deposit and money market funds. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses; historically, such losses have been minor and within management's expectations.

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       YIELDUP INTERNATIONAL CORPORATION

  Revenue Recognition

     Revenue is recognized after shipment when there is no significant uncertainty regarding customer acceptance and payment.

  Product Warranty

     A provision for the estimated future costs of warranty repair is provided at the time of sale.

  Income Taxes

     The Company is accounting for income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences generally all expected future events other than the enactment of changes in tax laws or rates are considered. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Stock Based Compensation

     The Company accounts for its stock based compensation plans using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current market price of the underlying stock exceeds the exercise price.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's cash and cash equivalents, restricted cash, short-term investments, equity investment in a semiconductor equipment company and a cash advance to that company (included in other assets), accounts receivable, accounts payable and long term debt approximate their respective fair values.

  Use of Estimates

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Net Loss Per Share

     Basic net loss per share is based on the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In 1997 and 1996 the Company had 658,806 options and 4,182,149 warrants and 610,287 options and 4,160,000 warrants outstanding, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

  Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.

                       YIELDUP INTERNATIONAL CORPORATION

  Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

(2) BALANCE SHEET COMPONENTS

  Restricted Cash

     As of December 31, 1997, the Company had restricted cash in the form of certificates of deposit, of $406,749.

  Short-Term Investments

     Short-term investments, all of which are maturing in one year or less, consisted of the following as of December 31, 1997 (fair value approximates cost):

                                                                 MARKET
                                                                 VALUE
                                                               ----------
Auction rate securities.....................................   $1,000,000
Commercial paper............................................      496,150
Certificates of deposit.....................................       10,000
                                                               ----------
                                                               $1,506,150
                                                               ==========

  Inventories

     A summary of inventories follows:

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Raw materials...............................................   $1,762,780
Work in process.............................................      941,576
Evaluation units............................................    1,001,958
Finished goods..............................................      972,286
                                                               ----------
                                                               $4,678,600
                                                               ==========

     Evaluation units are systems installed at potential customers' sites. These units are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the units, generally three years.

                       YIELDUP INTERNATIONAL CORPORATION

  Property, Plant and Equipment

     A summary of property, plant and equipment follows:

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Machinery and equipment.....................................   $1,015,446
Furniture and fixtures......................................       57,295
Leasehold improvements......................................      767,940
                                                               ----------
                                                                1,840,681
Less accumulated depreciation and amortization..............      430,864
                                                               ----------
                                                               $1,409,817
                                                               ==========

  Other Assets

     Other assets include a $1,000,000 equity investment in a semiconductor equipment company comprising 7% ownership in that company, and a cash advance of $1,000,000 to that company for purchase of materials.

(3) INCOME TAXES

     The Company has a net operating loss carryforward for federal and California purposes at December 31, 1997 of $7,341,000 and $3,669,000, respectively. The difference between the federal net operating loss and the accumulated deficit is primarily attributed to the years ending December 31, 1993 and 1994 when the Company was an S corporation for taxation purposes. The difference between the federal and California net operating loss carryforward is due to the 50% limitation of net operating loss carry-forwards for California purposes. The federal net operating loss carryforwards expire in the years 2010 through 2012. The California net operating loss carryforwards expire in the years 2000 through 2002.

     Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code Section 382. The initial public offering ("IPO") of YieldUP common stock in November 1995 resulted in such a change. As a result, $1,400,000 of YieldUP's federal and $699,000 of the California net operating loss carryforwards are subject to an annual limitation approximating $525,000. Any unused annual limitations may be carried forward to increase the limitations in subsequent years.

     The following reconciles the expected corporate federal income tax expense (computed by multiplying the Company's income before taxes by 34%) to the Company's income tax expense for the years ended December 31, 1997 and 1996:

                                                       1997           1996
                                                    -----------    -----------
  Expected income tax expense.....................  $(1,358,000)   $(1,118,000)
  Net operating loss not benefited................    1,358,000      1,118,000
                                                    -----------    -----------
          Actual income tax expense...............  $        --    $        --
                                                    ===========    ===========

                       YIELDUP INTERNATIONAL CORPORATION

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are as follows:

                                                       1997           1996
                                                    -----------    -----------
Deferred tax assets
  Net operating loss carryforwards................  $ 2,710,000    $ 1,658,000
  Reserves and accruals...........................      506,000         80,000
  Other...........................................      113,000         32,000
                                                    -----------    -----------
     Total gross deferred tax assets..............    3,329,000      1,770,000
Less valuation allowance..........................   (3,329,000)    (1,770,000)
                                                    -----------    -----------
          Net deferred tax assets.................  $        --    $        --
                                                    ===========    ===========

     The net change in the total valuation allowance was an increase of $1,559,000 and $1,167,000 for the years ended December 31, 1997 and 1996, respectively.

(4) DEBT

     Debt comprises of two bank loans, both maturing in 1998. The first is a bank term loan which is fully collateralized by a certificate of deposit. The loan is payable in monthly installments of $30,000, and bears interest at the bank's prime rate plus 2.25%. The second is a revolving credit line collateralized by the Company's qualifying accounts receivable, and bears interest at the bank's prime rate plus 1.75%.

     As of December 31, 1997, maturity in 1998 for these loans is $580,000. The Company was in violation of a covenant of the loan and obtained a waiver from the bank.

(5) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company is obligated under operating leases for certain equipment and its facilities, and capital leases for certain equipment, furniture and fixtures that expire at various dates during the next three years. The amount of equipment, furniture, and fixtures and related accumulated amortization recorded under capital leases were as follows:

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Machinery and equipment.....................................    $103,500
Furniture and fixtures......................................      37,930
                                                                --------
                                                                 141,430
Less accumulated amortization...............................      94,287
                                                                --------
                                                                $ 47,143
                                                                ========

                       YIELDUP INTERNATIONAL CORPORATION

     Future minimum lease payments under the Company's non-cancelable operating leases and future minimum capital lease payments as of December 31, 1997, are as follows:

                      YEAR ENDING                         CAPITAL    OPERATING
                      DECEMBER 31,                        LEASES      LEASES
                      ------------                        -------    ---------
  1998..................................................  $51,913    $218,286
  1999..................................................       --      94,704
  2000..................................................       --      85,693
                                                          -------    --------
Total minimum lease payments............................  $51,913    $398,683
                                                                     ========
Less amount representing interest.......................    3,050
                                                          -------
Present value of minimum lease payments.................   48,863
                                                          =======

Rent expense was approximately $149,751 and $140,789 for the years ended December 31, 1997 and 1996, respectively.

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

(6) STOCKHOLDERS' EQUITY

  Common Stock And Class A Common Stock

     The terms of the Common Stock and the Class A Common Stock are essentially identical, except that: (i) the holders of the Common Stock are entitled to one vote per share and holders of Class A Common Stock are entitled to five votes per share, (ii) if stock dividends, splits, distributions, reverse splits, combinations, reclassification of shares, or other recapitalizations (collectively, "recapitalizations") are declared or effected, such recapitalizations shall be effected in a like manner with respect to the Common Stock and the Class A Common Stock, except that payments in shares of capital stock shall be paid in Common Stock with respect to Common Stock and Class A Common Stock with respect to Class A Common Stock, and (iii) shares of Class A Common Stock are convertible into Common Stock on a share-for-share basis option of the holder at any time and all remaining shares of Class A Common Stock will automatically be converted to Common Stock at such time as there are fewer than 400,000 shares of Class A Common Stock outstanding.

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

                       YIELDUP INTERNATIONAL CORPORATION

  Warrants

     As of December 31, 1997, all of the Company's Class A Warrants had been exercised or redeemed except 1,780 Class A warrants outstanding which can be redeemed by the holders at a price of $0.05 per warrant. The Company incurred a non-cash expense of $300,000 in the first quarter of 1997 related to an amendment to certain of the Company's Class A Warrants to resolve a potential dispute with holders of such warrants.

     As of December 31, 1997, the Company had issued and outstanding 4,155,421 Class B warrants. The holder of each Class B warrant is entitled, upon payment of the exercise price of $11.00, to purchase one share of common stock. Unless previously redeemed, the Class B warrants are exercisable at any time until November 21, 2000. The Class B warrants are subject to redemption by the Company, at a price of $0.05 per warrant, if the average closing bid price of the common stock exceeds certain prices within certain time periods. As of December 31, 1997, 1000 Class B warrants have been exercised and no Class B warrants have been redeemed.

  Stock Option Plans

     As of December 31, 1997, the Company has three stock-based compensation plans, which are described below.

     The Board of Directors has reserved 750,000 shares of common stock for issuance under the Company's 1995 Stock Option Plan (the Option Plan). Options may be granted to employees (including officers), consultants, advisers and directors, although only employees and directors and officers, who are also employees, may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of non-qualified stock options must equal at least 85% of the fair market value of the common stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan vest over 4 years and must be exercised within 10 years. As of December 31, 1997, 378,063 options are outstanding under the Option Plan.

     Prior to the adoption of the Option Plan in September 1995, the Company granted 346,411 options to purchase shares of Class A common stock at prices ranging from $0.69 to $3.17 per share under a separate option plan (the Prior
Plan). The Company does not anticipate granting any additional options to purchase Class A common stock under the Prior Plan, and any shares subject to options under the Prior Plan that terminate, or are canceled, will not be issued or used for new options. As of December 31, 1997, 200,743 options are outstanding under the Prior Plan.

     Under the Company's 1995 Outside Directors Stock Option Plan (the Directors
Plan), 100,000 shares of common stock have been reserved for issuance. The Directors Plan provides for the automatic granting of non-qualified stock options to directors of the Company who are not employees of the Company (Outside Directors). Under the Directors Plan, each new Outside Director elected will automatically be granted an option to purchase 20,000 shares of common stock at the date of his election. Additionally, each Outside Director, except for Outside Directors who have received an initial grant of an option to purchase 20,000 shares within six months of the annual meeting of stockholders, will automatically be granted an option to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders. The exercise price of the options in all cases will be equal to the fair market value of the common stock on the date of grant. Options granted under the Directors Plan vest over 4 years and, generally, must be exercised within 10 years. As of December 31, 1997, 80,000 options are outstanding under the Director's Plan.

                       YIELDUP INTERNATIONAL CORPORATION

     A summary of the status of the Company's three fixed stock option plans as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                    NUMBER OF    WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICES
                                                    ---------    ----------------
Balance as of December 31, 1995...................   376,008          $ 1.97
  Granted.........................................   339,500          $ 5.75
  Exercised.......................................    (1,810)         $ 0.69
  Canceled........................................  (103,411)         $ 4.63
                                                    --------          ------
Balance as of December 31, 1996...................   610,287          $ 3.63
                                                    --------          ------
  Granted.........................................   344,750          $10.04
  Exercised.......................................   (89,563)         $ 3.63
  Canceled........................................  (206,668)         $ 6.10
                                                    --------          ------
Balance as of December 31, 1997...................   658,806          $ 6.21
                                                    ========          ======

     As of December 31, 1997, 415,829 shares were available for grant. As of December 31, 1997 and 1996, the number of options exercisable were 237,374 and 223,341, respectively.

     The Company uses the intrinsic value method in accounting for its plans. Accordingly, no compensation cost has been recognized for any of the plans. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                       1997           1996
                                                    -----------    -----------
Net loss as reported..............................  $(3,993,642)   $(3,374,035)
  Pro forma.......................................  $(4,738,585)   $(3,692,023)
Net loss per share as reported....................       $(0.81)        $(0.99)
  Pro forma.......................................       $(0.96)        $(1.08)

     The effects of applying SFAS 123 in this proforma disclosure is not indicative of the effects on reported results for future years. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The weighted-average fair value of options granted in 1997 and 1996, was $6.79 and $3.84, respectively.

     The fair value of each option grant is estimated on the date of grant using Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield; expected volatility of 67.5%; risk free interest rates of 6%; expected lives of four years for the Prior Plan and five years for the other two plans.

                       YIELDUP INTERNATIONAL CORPORATION

     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                                 OPTIONS OUTSTANDING
                                    ---------------------------------------------      OPTIONS EXERCISABLE
                                                    WEIGHTED                        --------------------------
                                                    AVERAGE           WEIGHTED                     WEIGHTED
             RANGE OF                NUMBER        REMAINING          AVERAGE        NUMBER        AVERAGE
         EXERCISE PRICES            OF SHARES   CONTRACTUAL LIFE   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
         ---------------            ---------   ----------------   --------------   ---------   --------------
$ 0.69 - $ 0.69...................    74,771          7.40            $ 0.6900        53,625       $0.6900
$ 0.76 - $ 0.76...................   125,971          7.32            $ 0.7600       125,971       $0.7600
$ 3.17 - $ 5.00...................    96,501          8.52            $ 4.9483        35,301       $4.9601
$ 5.25 - $ 7.00...................    89,563          8.79            $ 6.2356        22,477       $6.0123
$ 7.50 - $ 8.38...................    68,500          9.17            $ 8.1794            --
$ 9.66 - $ 9.66...................    66,000          9.47            $ 9.6600            --
$10.75 - $10.75...................    28,500          9.38            $10.7500            --
$11.75 - $11.75...................    10,000          9.41            $11.7500            --
$12.88 - $12.88...................    20,000          9.71            $12.8800            --
$13.00 - $13.00...................    79,000          9.58            $13.0000            --
                                     -------                                         -------
$ 0.69 - $13.00...................   658,806          8.58            $ 6.2077       237,374       $1.8662
                                     =======                          ========

(7) MAJOR CUSTOMERS

     For the year ended December 31, 1997, sales to only one customer exceeded 10% of total revenues. Sales to this customer as a percent of total annual revenues were 19.8% for the year ended December 31, 1997, 15.5% for the year ended December 31, 1996, and 23.6% for the year ended December 31, 1995.

     Export sales to the Company's international customers outside North America, primarily to Japan and Europe comprised approximately 5%, 33%, and 32% of net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

(8) SUBSEQUENT EVENTS

     On March 30, 1998, the Company completed a $6 million equity financing in a private placement of convertible preferred stock (Series A Preferred Stock). Under the securities purchase agreement, the Company has issued 600 shares of convertible preferred stock which are initially convertible into an aggregate of approximately 615,000 shares of the Company's Common Stock (these shares could potentially dilute basic EPS in the future). After the satisfaction of certain holding periods, each of the newly issued shares of Series A Preferred Stock is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $10.8625 per share or if lower, 100% of the market price, defined as the lowest closing bid price during the 20 trading days preceding a conversion. The convertible preferred stock bears a dividend of 5% per year, payable in kind. The shares of Series A Preferred Stock are subject to automatic conversion after three years if not previously converted.

     The Company has also obtained a commitment from a commercial lender to receive a loan up to $500,000 for its capital equipment, at an interest rate of the lender's prime rate plus 1.75%, and to create a $4 million revolving credit line collateralized by the Company's qualifying accounts receivable, at an interest rate of the lender's prime rate plus 1.25%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by this item is incorporated by reference to the registrant's proxy statements for the 1998 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the registrant's proxy statements for the 1998 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the registrant's proxy statements for the 1998 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the registrant's proxy statements for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See the index of exhibits on pages 27 of this report

     (b) Reports on Form 8-K: None filed

                       YIELDUP INTERNATIONAL CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 3.2(*)  Certificate of Incorporation.
 3.3     Bylaws.
 4.1(*)  Form of Warrant Agreement between the Company and the
         Warrant Agent, including the form of warrants.
10.1(*)  Form of Indemnity Agreement.
10.2(*)  1995 Stock Option Plan and forms of agreement thereunder.
10.3(*)  1995 Outside Directors Stock Option Plan and forms of agreement thereunder.
10.5(*)  Facilities lease between the Company and Lori A. Halligan
         Trust, dated September 11, 1995.
10.7(*)  Loan and Security Agreement with Silicon Valley Bank dated
         September 16, 1996.
23.1     Consent of Independent Auditors.
24.3     Power of Attorney. (See page 28)
27.1     Financial Data Schedule

---------------
(*) The exhibit is incorporated by reference to Form SB-2 (Registration No.
    33-97792-LA)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          YIELDUP INTERNATIONAL CORPORATION
                                                       (REGISTRANT)

                                                   /s/ RAJ MOHINDRA
                                          --------------------------------------
                                          Raj Mohindra, Chairman and Chief
                                          Executive
                                          (Principal Executive Officer)

Date: March 31, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raj Mohindra and Abhay K. Bhushan, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report. In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                  /s/ RAJ MOHINDRA                     Chairman, Chief Executive        March 31, 1998
-----------------------------------------------------  Officer, and Director
                    Raj Mohindra

                /s/ ABHAY K. BHUSHAN                   Chief Financial Officer, and     March 31, 1998
-----------------------------------------------------  Director
                  Abhay K. Bhushan

(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

                   /s/ WERNER KERN                     Director                         March 31, 1998
-----------------------------------------------------
                     Werner Kern

                 /s/ RAM PAUL GUPTA                    Director                         March 31, 1998
-----------------------------------------------------
                   Ram Paul Gupta

                   /s/ SURAJ PURI                      Director                         March 31, 1998
-----------------------------------------------------
                     Suraj Puri