Form 10KSB/A
period 1997-12-31
YIELDUP INTERNATIONAL CORP
filed 1998-04-30
CIK 1002176

                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                        FORM 10-KSB/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB as set forth in the pages attached hereto:

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information regarding the executive officers of the Registrant:

                        DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company and their ages as of January 31, 1998 are as follows:

NAME                              AGE                  POSITION
----                              ---                  --------
Raj Mohindra......................53     President, Chief Executive Officer
                                        and Director
Abhay K. Bhushan..................53    Executive Vice President, Chief
                                        Financial Officer and Director
Suraj Puri........................54    Vice President, Chief Technical
                                        Officer and Director
Ram Paul Gupta (1)................59    Director
Werner Kern (1)...................69    Director


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

        Mr. Bhushan co-founded the Company in 1993 and has served as Executive Vice President and Chief Financial Officer since June 1997, and as a director of the Company since its inception. He also served as Chief Financial Officer of the Company from August 1993 until July 1995. From 1996 to 1997, Mr. Bhushan was co-founder of Portola Communication, a software company, where he served as Chairman, President, Chief Financial Officer and Vice President Business Development. From 1974 through 1995, Mr. Bhushan was employed by Xerox Corporation, where he served in various capacities, including Manager of the Xerox Environmental Leadership Programs, Manager of Systems Engineering and Standards and Manager of Business Strategy.

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

         Mr. Kern has served as a director of the Company since September 1997. Mr. Kern is President of Werner Kern Associates, and is the recipient of the 1997 SEMI Award for Process Technology. Mr. Kern is a fellow of the Electrochemical Society and was chairman of the Society's Dielectric and Insulation Division.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with during the year ended December 31, 1997, except for Mr. Bhushan who was late with respect to the filing of one report.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth the aggregate base salary and bonuses paid by the Company for services rendered during 1995, 1996 and 1997 to the Company's chief executive officer and the other executive officers (the "Named Executive Officers") who earned more than $100,000 in any of these years. In 1995 no executive officer of the Company received in excess of $100,000 compensation for services rendered to the Company.

                           SUMMARY COMPENSATION TABLE

                                                                     Annual                  Long-Term
                                                                 Compensation              Compensation
                                                   -------------------------------------   -------------
                                                                                            Securities
                                                                             All Other      Underlying
Name and Principal Position                         Year       Salary       Compensation      Options
---------------------------                         ----       ------       ------------      -------
Raj  Mohindra ................................      1995      $ 84,000            --          125,971
    President and Chief Executive                   1996      $138,459      $  5,400(1)            --
    Officer                                         1997      $159,045      $  7,200(1)            --

Abhay Bhushan ................................      1997      $ 67,721      $  4,200(1)        60,000
    Executive Vice President and
    Chief Financial Officer (2)
Suraj Puri ...................................      1997      $ 98,242      $  4,200(1)            --
    Vice President and Chief Technical Officer

----------------
(1)     Represents automobile allowance payments.
(2)     Mr. Bhushan became an employee of the company in June 1997

                            STOCK OPTION INFORMATION

        The following table contains information concerning stock option grants to the Named Executive Officers during the year ended December 31, 1997.

                            OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                             Number of           Percentage Of
                             Securities          Total Options
                             Underlying      Granted To Employees        Exercise Or      Expiration
Name                      Options Granted       in Fiscal Year        Base Price ($/Sh)       Date
----                      ---------------    --------------------    ------------------   ----------
Raj Mohindra...........          --                   --                       --              --
Abhay Bhushan (1)......        60,000                20.4%                  $9.66           6/3/07
Suraj Puri.............          --                   --                       --              --

----------------

1) This does not include 30,000 options granted to Mr. Bhushan for being a non-employee Director of the Company, prior to his employment at the Company, in accordance with the 1995 Outside Directors Stock Option Plan (the "Directors Plan").

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        The following table sets forth, for the Named Executive Officers, the shares acquired and the value realized on exercise of stock options during the year ended December 31, 1997 and the year-end number and value of exercisable and unexercisable options.



                                                        Number of
                                                  Securities Underlying          Value of Unexercise
                                                  Unexercised Options at       In-The-Money Options At
                                                    December 31, 1997            December 31, 1997(1)
                     Shares                    ---------------------------   ---------------------------
                    Acquired
                       on           Value
      Name         Exercise     Realized       Exercisable   Unexercisable   Exercisable   Unexercisable
      ----         -----------  ------------   -----------   -------------   -----------   -------------
Raj Mohindra           --            --          125,971           --         $1,100,987         --
Abhay Bhushan          --            --             0                             --             --

----------------

(1) The value of "in-the-money" stock options for Mr. Mohindra represents the positive spread between the exercise price of stock options, $0.76 per share, and the fair market value for the Company's Common Stock of $9.50 per share as of December 31, 1997, which was the closing price of the Company's Common Stock on December 31, 1997. Mr. Bhushan's options were at $9.66 per share which was higher than the fair market value for the Company's Common Stock of $9.50 per share as of December 31, 1997, which was the closing price of the Company's Common Stock on December 31, 1997.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of December 31, 1997, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the Named Executive Officers and by each of the Company's directors, and (iii) by all officers and directors as a group.



                                                                               Percentage
                              Number of                       Number of         of Shares
    Name and Address of       Shares of      Percentage    Shares of Class      of Class A
    Beneficial Owner (1)    Common Stock(2)  of Class(3)  A Common Stock(2)   Common Stock(3)
    --------------------    ---------------  -----------  -----------------   ---------------
Raj Mohindra.............      10,000            *          980,257 (4)            63.7%
Abhay Bhushan............      96,605 (5)      2.2%         262,070 (6)            18.4%
Suraj Puri...............      25,000            *          172,544 (7)            12.2%
Ram Paul Gupta...........      30,000 (8)        *           22,646 (9)             1.6%
Werner Kern..............      20,000 (10)       *               --                  --
All directors and
executive officers as a
group (five (5) persons)....  181,605 (11)     4.1%       1,437,517 (12)            55.4%


----------

*        Represents less than one percent.

(1) All beneficial owners listed may be reached at 117 Easy Street, Mountain View, California 94043.

(2) Except pursuant to applicable community property laws or as otherwise noted, all shares are beneficially owned and sole voting, and investment power is held by the persons named.

(3) Based on 1,413,653 shares of Class A Common Stock and 4,341,711 shares of Common Stock outstanding as of December 31,1997, plus shares which may be acquired by the named person(s) upon exercise of outstanding options exercisable within 60 days of April 30, 1998. Each share of Class A Common Stock has five votes, and each share of Common Stock has one vote.

(4) Includes 125,971 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998. Also includes 44,161 shares held by family members of Mr. Mohindra, but Mr. Mohindra disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have.

(5) Includes 90,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998.

(6) Includes 14,479 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998. Also includes 43,434 shares of Class A Common Stock held by family members of Mr. Bhushan, but Mr. Bhushan disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have.

(7) Includes 7,239 shares of Class A Common Stock held by a family member of Mr. Puri, but Mr. Puri disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have.

(8) Includes 30,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998.

(9) Includes 22,646 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998.

(10) Includes 20,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998.

(11) Includes 140,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998.

(12) Includes 1,179,587 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days of April 30, 1998.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the last two fiscal years, the Company had the following transactions with certain of its officers, directors and holders of 5% of the outstanding shares of the Company, as described below.

        In September 1995, the Company issued a promissory note in the principal amount of $50,000 and 25,000 warrants which subsequently converted into Class A Warrants to each of Raj Mohindra, Abhay Bhushan, Suraj Puri and Bernard Slade, who at the time were directors of the Company. Bernard Slade has since resigned as a director.

        In October 1995, the Company distributed a dividend of 220,000 Class A Warrants and 450,000 Class B Warrants pro rata among all holders of capital stock and options to acquire capital stock of the Company, including all then officers and directors of the Company other than William Elder.

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

                                       YIELDUP INTERNATIONAL CORPORATION



                                                  /s/    RAJ MOHINDRA
                                       -----------------------------------------
                                       Raj Mohindra, Chairman and
                                       Chief Executive
                                       (Principal Executive Officer)


Date:  April 30, 1998

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

Name                                                     Title                           Date
----                                                     -----                           ----
        /s/   RAJ MOHINDRA                Chairman, Chief Executive Officer,       March 31, 1998
------------------------------------      and Director
            Raj Mohindra

      /s/   ABHAY K. BHUSHAN              Chief Financial Officer, and             March 31, 1998
------------------------------------      Director (Principal Accounting and
          Abhay K. Bhushan                Financial Officer)


         /s/   WERNER KERN                Director                                 March 31, 1998
------------------------------------
             Werner Kern

       /s/   RAM PAUL GUPTA               Director                                 March 31, 1998
------------------------------------
           Ram Paul Gupta

         /s/   SURAJ PURI                 Director                                 March 31, 1998
------------------------------------
             Suraj Puri