Form 10QSB
period 1998-03-31
YIELDUP INTERNATIONAL CORP
filed 1998-05-15
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

  X      Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934. Quarterly for the period ended March 31,1998.

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
                                                       (Title of Class)

Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X  NO
                                                               ----   ----

As of March 31, 1998, Registrant had 4,349,961 shares of Common Stock outstanding, and 1,413,653 shares of Class A Common Stock outstanding for a total of 5,763,614 Common Stock outstanding. As of March 31, 1998, the Company also had 600 shares of Series A Convertible Preferred Stock outstanding. All shares of Common Stock, Class A Common Stock, and Series A Convertible Preferred Stock have par value of $0.001 per share.


    Transitional Small Business Disclosure Format (check one) : YES    NO  X
                                                                   ----   ----

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                               Page
ITEM 1.   FINANCIAL STATEMENTS

1) Condensed Balance Sheets - March 31, 1998 and December 31, 1997                              3

2) Condensed Statements of Operations - Three Months ended March 31, 1998 and 1997              4

3) Condensed Statements of Cash Flows - Three Months ended March 31, 1998 and 1997              5

4) Notes to Financial Statements                                                              6-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                  9-13
                CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                   14

ITEM 2.    CHANGES IN SECURITIES                                                            14-15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                    16

SIGNATURES                                                                                     17

PART I.       FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS



                        YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                           MARCH 31,         DECEMBER 31,
                                                             1998                1997
                                                         ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $  7,928,348        $  2,145,785
   Restricted cash                                            406,749             406,749
   Short-term investments                                      10,000           1,506,150
   Accounts receivable                                      4,290,787           4,324,760
   Inventories                                              4,783,857           4,678,600
   Prepaid expenses and other current assets                  283,735             308,419
                                                         ------------        ------------
        Total current assets                               17,703,476          13,370,463

Property, plant, and equipment                              1,342,867           1,409,817
Other assets                                                2,122,284           2,144,660
                                                         ============        ============
        Total assets                                     $ 21,168,627        $ 16,924,940
                                                         ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  1,317,206        $  2,512,204
   Accrued liabilities                                        862,374             693,699
   Capital lease obligations and debt                         514,735             617,854
                                                         ------------        ------------
        Total current liabilities                           2,694,315           3,823,757
                                                         ------------        ------------
Stockholders' equity:
   Preferred stock                                                  1                  --
   Class A common stock                                         1,392               1,414
   Common stock                                                 4,371               4,341
   Additional paid-in capital                              28,631,273          22,685,283
   Notes receivable from stockholders                          (1,841)             (1,841)
   Accumulated deficit                                    (10,160,884)         (9,588,014)
                                                         ------------        ------------
        Total stockholders' equity                         18,474,312          13,101,183
                                                         ============        ============
        Total liabilities and stockholders' equity       $ 21,168,627        $ 16,924,940
                                                         ============        ============




                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                1998               1997
                                                             -----------        -----------
Revenues                                                     $ 2,559,501        $   913,000
Cost of sales                                                  1,469,465            962,156
                                                             -----------        -----------
Gross margin                                                   1,090,036            (49,156)
                                                             -----------        -----------

Operating expenses:
   Research and development                                      712,634            427,412
   Selling, general, and administrative                          964,854            800,742
                                                             -----------        -----------
Total operating expenses                                       1,677,488          1,228,154
                                                             -----------        -----------
Operating loss                                                  (587,452)        (1,277,310)
Interest income (expense), net                                    14,582             (6,008)
                                                             -----------        -----------
Net loss                                                     $  (572,870)       $(1,283,318)
                                                             ===========        ===========

Basic and diluted net loss per share                         $     (0.10)       $     (0.38)
                                                             ===========        ===========
Shares used in basic and diluted per share computation         5,761,103          3,414,131
                                                             ===========        ===========






                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                               ------------------------------
                                                                                                  1998                1997
                                                                                               -----------        -----------
Cash flows from operating activities:
   Net loss                                                                                    $  (572,870)       $(1,283,318)
   Adjustments to reconcile net loss to net cash used for operating activities:
                    Depreciation and amortization                                                  133,936             54,622
                    Expense related to certain Class A warrants amendment                               --            300,000
                    Changes in operating assets and liabilities:
                              Accounts receivable                                                   33,973           (169,490)
                              Inventories                                                         (105,257)          (144,869)
                              Prepaid expenses and other assets                                     39,681            111,955
                              Accounts payable                                                  (1,194,998)           546,175
                              Accrued liabilities                                                  168,675            (94,088)
                              Customer deposits                                                         --            (39,000)
                                                                                               -----------        -----------

                                     Net cash used for operating activities                     (1,496,860)          (718,013)
                                                                                               -----------        -----------

Cash flows from investing activities:
   Purchase of plant and equipment                                                                 (59,609)           (71,219)
   Decrease in restricted cash                                                                          --            253,976
   Proceeds from sales of short-term investments                                                 1,496,150                 --
                                                                                               -----------        -----------
                                    Net cash provided by (used for) investing activities         1,436,541            182,757
                                                                                               -----------        -----------

Cash flows from financing activities
   Principal payments under capital lease obligations                                              (13,119)           (10,899)
   Principal payments of term loan                                                                 (90,000)           (90,000)
   Proceeds of notes receivable from stockholders                                                       --              8,413
   Issuance of common stock from option exercises                                                   56,000              3,450
   Issuance of common stock from warrant exercise                                                       --            122,542
   Issuance of Series A preferred stock, net                                                     5,890,000                 --
   Issuance of Class A common stock from option exercise                                                --              4,341
                                                                                               -----------        -----------

                                    Net cash provided by financing activities                    5,842,881             37,847
                                                                                               -----------        -----------

Net increase (decrease) in cash and cash equivalents                                             5,782,562           (497,409)

Cash and cash equivalents at beginning of period                                                 2,145,785            619,172
                                                                                               -----------        -----------

Cash and cash equivalents at end of period                                                     $ 7,928,347        $   121,763
                                                                                               ===========        ===========

Supplemental cash flow disclosure:
  Cash paid for interest                                                                       $    13,052        $    16,928
                                                                                               ===========        ===========



                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998


1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            THE COMPANY

                        YieldUp International Corporation (the "Company")
            develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates.

            BASIS OF PRESENTATION

                        The unaudited condensed consolidated financial
            information of the Company furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The consolidated results of operations for the three-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998.

            NET LOSS PER SHARE

                        Basic net loss per share is computed using the weighted
            average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from stock options, warrants and preferred stock outstanding during the period. No common shares are included for loss periods as they would be anti-dilutive. In the first quarter of 1998 there were 303,760 options and 600 convertible preferred shares outstanding and in the first quarter of 1997 there were 366,821 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

            COMPREHENSIVE INCOME

                        In June 1997, the FASB issued Statement of Financial
            Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income" which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net income
            (loss) in the statements of operations.

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2.     INVENTORIES


            A summary of inventories follows:



                                                 MARCH 31,            DECEMBER 31,
                                                  1998                   1997
                                               ----------             ----------
Raw materials                                  $1,420,263             $1,762,780
Work in process                                   558,112                941,576
Evaluation units                                  909,201              1,001,958
Finished goods                                  1,896,281                972,286
                                               ----------             ----------

                                               $4,783,857             $4,678,600
                                               ==========             ==========



Evaluation units are installed at potential customers' sites.


3.     SERIES A CONVERTIBLE PREFERRED STOCK

            On March 30, 1998, the Company completed an equity financing in a private placement of Series A Convertible Preferred Stock (Series A Shares) with net proceeds to the Company of approximately $5.9 million. The Company, subject to certain conditions, may exercise a put option for up to an additional $6 million of Series A Shares and the investors, subject to certain conditions, may exercise a call option for up to an additional $6 million of Series A Shares.

            Under the securities purchase agreement, the Company has issued 600 shares of convertible preferred stock which are initially convertible into an aggregate of approximately 615,000 shares of the Company's Common Stock. After the satisfaction of certain holding periods, each of the newly issued shares of Series A Shares is convertible, at the option of the holder, into shares of common stock of the Company based upon a conversion price of $10.8625 per share or if lower, 100% of the market price, defined as the lowest closing bid price during the 20 trading days preceding a conversion. The Series A Shares bear a dividend of 5% per year, payable in kind. The shares of Series A Shares are subject to automatic conversion after three years if not previously converted.

CONVERSION

            The Series A Shares are convertible into shares of Common Stock at the election of the holder of such Series A Shares, at a price (the "Conversion Rate") equal to the lower of the market price at the original date of issuance of such share (the "Fixed Conversion Price") or the lowest market price during the 20 consecutive days immediately preceding the date a holder of Series A Shares delivers notice of his election to convert such shares. "Market price" is generally determined by the closing price for the Registrant's Common Stock on the applicable date.

Except upon the occurrence of certain events, the Investor(s) may convert, in aggregate, only up to a maximum of a specified percentage of the Series A Shares according to the following schedule:


                        Days from                   % of Shares
                         Closing                    Convertible
                      ----------------              -----------
                      1 through 90                       0
                      91 through 135                    20
                      136 through 180                   40
                      181 through 225                   60
                      226 through 270                   80
                      271 through term                 100

Subject to certain exceptions, any Series A Shares outstanding three years after the date such shares were initially issued will automatically convert into shares of the Registrant's Common Stock at the then applicable Conversion Rate.

ADJUSTMENTS TO CONVERSION RATE

            The Conversion Rate is subject to proportional adjustment upon any stock split, stock dividend or other similar change to the capital stock of the Registrant as well other adjustments upon the issuance, or deemed issuance, of other shares of Common Stock at a price below the then effective Fixed Conversion Price.

MANDATORY CONVERSION

             Under certain circumstances after the Registrant publicly discloses a Change of Control Transaction, as defined in the Certificate of Designation, the Registrant shall have the right to require that all of the outstanding Series A Shares be converted to Common Stock.

REDEMPTION

            The holders of Series A Shares have a right to require the Registrant to redeem the Series A Shares upon the occurrence of certain events, including a Major Transaction, or a Triggering Event, as each is defined in the Certificate of Designation.


LIMITATIONS ON CONVERSION AND EXERCISE

            The Purchase Agreement provides that the number of shares of the Registrant's Common Stock issuable upon conversion of the Series A Shares cannot exceed 20% of the outstanding shares of the Registrant's Common Stock without the approval of the stockholders of the Registrant. Likewise, the number of shares of the Registrant's Common Stock issuable from to time to any single Investor cannot exceed 4.99% or more of the Registrant's outstanding Common Stock.

EFFECT RIGHTS OF EXISTING SECURITY HOLDERS

            There is no change to the rights, preferences or privileges of the holders of the Registrant's Common Stock as a result of the transactions which are the subject of the Purchase Agreement. However, in addition to the dilutive impact of the issuance of additional shares of capital stock, the Series A Shares have a liquidation preference which entitles the holders thereof to receive payment upon any dissolution or liquidation of the Registrant in preference to the holders of Common Stock. The amount of such preference is equal to $12,000 plus an amount equal to the product of (.05)(N/365)($12,000) for each of the Series A Shares where "N" is the number of days since the initial issuance of such shares.


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

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES

            Revenues increased to $2,559,501 in the first quarter of 1998 from $913,000 for the same period in 1997. The increase in revenues in 1998 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems. The introduction of the Omega product line which replaced the Olympian and Hercules lines had a significant impact on the increase in revenues.

            In the quarter ended March 31, 1998, sales to a single customer in the United States accounted for 37% of revenues.

            Backlog at March 31, 1998 totaled approximately $3,748,650 compared to approximately $787,000 at March 31, 1997 and approximately $2,517,000 at December 31, 1997. The continuing slowdown in the semiconductor equipment and disk drive industries may negatively impact the Company's ability to book new orders in the future until there is a change in the conditions that are reducing capital equipment spending by manufacturers.

GROSS MARGIN

            The Company's gross margin improved to $1,090,036, or 43% of revenues, during the first quarter of 1998 compared to negative gross margin of ($49,156), or (5%) of revenues, during the same period a year ago. This improvement was due in part to lower manufacturing costs of the new Omega product lines. The Company expects that future gross margins should improve to the extent that unit shipments and revenues increase and the Company is able to continue its transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses were $712,634, or 28% of revenues, in the first quarter of 1998, compared to $427,412 or 47% of revenues, for the same period in 1997. The increase in research and development expenses was due mainly to an increase in engineering personnel compared to the same period a year ago. In addition, in the first quarter of 1998, the Company continued to invest in enhancement of its existing product line. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

            Selling, general, and administrative expenses were $964,854, or 38% of revenues in the first quarter of 1998, compared to $800,742, or 88% of revenues, for the same period in 1997. The selling, general, and administration expenses increased due to additional commissions related to the increase in revenues. The selling, general, and administrative expenses in the first quarter of 1997 include a non-cash expense of $300,000 related to an amendment to certain of the company's Class A warrants to resolve a potential dispute with the holders of such warrants. Excluding this expense, the 1997 expenses would have been $500,742, or 55% of revenues. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

NET INTEREST INCOME

            Net interest income was $14,582 for first quarter of 1998 compared to net interest expense of $6,008 for the same period in 1997. The increase in net interest income was the result of increased interest income on short term investments.

NET INCOME

            Net loss for the first quarter of 1998 was $572,870, or $0.10 per share compared to a net loss of $1,283,318, or $0.38 per share for the same period in 1997. The loss in the first quarter of 1997 included a non-cash expense of $300,000 related to an amendment to certain of the Company's Class A warrants to resolve a potential dispute with the holders of such warrants. Excluding this expense, the 1997 net loss would have been $983,318, or $0.29 per share.

            Prior to the quarter ended March 31, 1998, the Company had incurred operating losses in each fiscal quarter since inception. Such losses have been principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in generating future profits from the sales of its products.

                         LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents, and short term investment balances at March 31, 1998 totaled $8,345,097 compared to $4,058,684 at December 31, 1997. The increase of $4,286,413 was due to the equity financing completed during the first quarter of 1998 which resulted in total net proceeds to the Company of approximately $5.9 million. The net cash used for operating activities during the period was approximately $1.5 million. Principal payments of term loan and capital lease obligations were approximately $0.1 million.

            At March 31, 1998 the Company had accounts receivable of $4,290,787 compared to $4,324,760 at December 31, 1997. Inventories at March 31, 1998 were $4,783,857 compared to $4,678,600 at December 31, 1997. Net property, plant, and equipment was $1,342,867 at March 31, 1998 compared to $1,409,817 at December 31, 1997. The decrease in net property and equipment was primarily the result of depreciation of the assets.

            The accounts payable balance at March 31, 1998 was $1,317,206 compared to $2,512,204 at December 31, 1997. The decrease in accounts payable was due primarily to an increase in payments made during the first quarter 1998.

            On March 30, 1998, the Company completed an equity financing in a private placement of convertible preferred stock (Series A Shares) with net proceeds to the Company of approximately $5,850,000. The Company, subject to certain conditions, may exercise a put option for up to an additional $6,000,000 of Series A Shares and the investors, subject to certain conditions, may exercise a call option for up to an additional $6,000,000 of Series A Shares.

            The Company has also obtained a commitment from a commercial lender to receive a loan of up to $500,000 for its capital equipment and to create a $4,000,000 revolving credit line collateralized by the Company's qualifying accounts receivable, at an interest rate of the lender's prime rate plus 1.25%. The funds available to the Company, if any, under such line of credit will depend on the Company's ability to generate revenues in the near term. The Company believes that the equity financing and the two credit facilities should provide the Company with the necessary funds to finance operations through the next 12 months. The Company may be required to seek additional capital beyond that time, which may result in dilution to the current stockholders. If the Company is unable to obtain the necessary capital, the Company's business and operating results may be materially adversely affected.


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

            The Company expects to derive a substantial portion of its revenues from the sale of a relatively small number of systems. As a result, a small reduction in the number of systems shipped in a quarter could have a material adverse effect on the Company's revenues and results of operations for the quarter. If the Company's anticipated level of revenues is not achieved for a particular period, the Company's operating results would be adversely affected by its inability to reduce costs. Sales of the Company's products have been, and are expected to continue to be, characterized by a relatively long sales cycle and may also depend upon the decision of prospective customers to upgrade the equipment in their existing semiconductor fabrication facilities or to open new facilities, which typically involves a significant capital commitment.

            The semiconductor equipment industry is highly cyclical and has historically experienced periodic and often prolonged downturns. Currently, the industry is in the midst of such a downturn. There can be no assurance that industry downturns can be avoided and will not materially adversely affect the Company's backlog level, business, financial condition, and results of operations. Any downturn in the market demand for integrated circuits would likely reduce to an even greater extent the willingness of the manufacturers of semiconductor devices to make substantial capital expenditures and would adversely affect the Company's business, financial condition, and results of operations.

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

ITEM 2.     CHANGES IN SECURITIES

            On March 30, 1998, the Company completed an equity financing in a private placement of Series A Convertible Preferred Stock (Series A Shares) with net proceeds to the Company of approximately $5.9 million. The Company, subject to certain conditions, may exercise a put option for up to an additional $6 million of Series A Shares and the investors, subject to certain conditions, may exercise a call option for up to an additional $6 million of Series A Shares. The Company has filed a registration statement that has not yet become effective for the resale of the shares of the Company's Common Stock that may be acquired on conversion of the Series A Shares.

CONVERSION

            The Series A Shares are convertible into shares of Common Stock at the election of the holder of such Series A Shares, at a price (the "Conversion Rate") equal to the lower of the market price at the original date of issuance of such share (the "Fixed Conversion Price") or the lowest market price during the 20 consecutive days immediately preceding the date a holder of Series A Shares delivers notice of his election to convert such shares. "Market price" is generally determined by the closing price for the Registrant's Common Stock on the applicable date.

Except upon the occurrence of certain events, the Investor(s) may convert, in aggregate, only up to a maximum of a specified percentage of the Series A Shares according to the following schedule:


                          Days from                % of Shares
                          Closing                  Convertible
                      ---------------              -----------
                      1 through 90                       0
                      91 through 135                    20
                      136 through 180                   40
                      181 through 225                   60
                      226 through 270                   80
                      271 through term                 100

Subject to certain exceptions, any Series A Shares outstanding three years after the date such shares were initially issued will automatically convert into shares of the Registrant's Common Stock at the then applicable Conversion Rate.

ADJUSTMENTS TO CONVERSION RATE

            The Conversion Rate is subject to proportional adjustment upon any stock split, stock dividend or other similar change to the capital stock of the Registrant as well other adjustments upon the issuance, or deemed issuance, of other shares of Common Stock at a price below the then effective Fixed Conversion Price.

MANDATORY CONVERSION

             Under certain circumstances after the Registrant publicly discloses a Change of Control Transaction, as defined in the Certificate of Designation, the Registrant shall have the right to require that all of the outstanding Series A Shares be converted to Common Stock.

REDEMPTION

The holders of Series A Shares have a right to require the Registrant to redeem the Series A Shares upon the occurrence of certain events, including a Major Transaction, or a Triggering Event, as each is defined in the Certificate of Designation.


LIMITATIONS ON CONVERSION AND EXERCISE

            The Purchase Agreement provides that the number of shares of the Registrant's Common Stock issuable upon conversion of the Series A Shares cannot exceed 20% of the outstanding shares of the Registrant's Common Stock without the approval of the stockholders of the Registrant. Likewise, the number of shares of the Registrant's Common Stock issuable from to time to any single Investor cannot exceed 4.99% or more of the Registrant's outstanding Common Stock.


EFFECT ON RIGHTS OF EXISTING SECURITY HOLDERS

            There is no change to the rights, preferences or privileges of the holders of the Registrant's Common Stock as a result of the transactions which are the subject of the Purchase Agreement. However, in addition to the dilutive impact of the issuance of additional shares of capital stock, the Series A Shares have a liquidation preference which entitles the holders thereof to receive payment upon any dissolution or liquidation of the Registrant in preference to the holders of Common Stock. The amount of such preference is equal to $12,000 plus an amount equal to the product of (.05)(N/365)($12,000) for each of the Series A Shares where "N" is the number of days since the initial issuance of such shares.

            On March 4, 1998, the Company issued a warrant to purchase 2,439 shares of its Common Stock to a commercial lender in connection with the establishment of a line of credit. The warrant has an exercise price of $10.25 per share.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(1)    EXHIBITS

Exhibit No.                       Description
-----------      -----------------------------------------------------------
    3.1*         Certificate of Designation for Series A Shares
    10.1*        Form of Securities Purchase Agreement for Series A Shares
    10.2*        Form of Registration Rights Agreement for Series A Shares
    27.1         Financial Data Schedule
    99.1*        Press Release of YieldUP International Corporation dated March
                 31, 1998

----------------------------
* Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed April 8, 1998.


(2) REPORTS ON FORM 8-K

None.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)





Date:  May 15, 1998                  By:/s/ Raj Mohindra
                                        --------------------------------------
                                        Raj Mohindra,
                                        President and Chief Executive Officer

                                        /s/ Abhay K. Bhushan
                                        --------------------------------------
                                        Abhay K. Bhushan,
                                        Executive Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
27.1      Financial Data Schedule