Form 10QSB/A
period 1997-03-31
YIELDUP INTERNATIONAL CORP
filed 1998-05-27
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

   X      Report pursuant to Section 13 or 15(d) of the Securities Exchange
--------  Act of 1934. Quarterly for the period ended March 31,1997.

-------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of April 25, 1997, Registrant had 1,564,855 shares of Common Stock outstanding, and 1,866,653 shares of Class A Common Stock outstanding for a total of 3,431,508 shares outstanding. All shares of Common and Class A Common Stock have par value of $0.001 per share.


     Transitional Small Business Disclosure Format (check one) : YES    NO X
                                                                    ---   ---

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

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEETS


                                                                           MARCH 31,        DECEMBER 31,
                                                                         ------------------------------
                                                                             1997               1996
                                                                         -----------        -----------
                                                                         (UNAUDITED)
                                                                          (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $   121,763        $   619,172
   Restricted cash                                                           255,902            509,878
   Short-term investments                                                     10,000             10,000
   Accounts receivable                                                       868,949            699,459
   Inventories                                                               822,252            677,383
   Prepaid expenses and other current assets                                 222,680            109,822
                                                                         -----------        -----------
      Total current assets                                                 2,301,546          2,625,714
                                                                         -----------        -----------

Property, plant, and equipment                                               911,096            894,499
Other assets                                                                 215,698            440,511
                                                                         -----------        -----------
      Total assets                                                       $ 3,428,340        $ 3,960,724
                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $ 1,189,264        $   643,089
   Accrued liabilities                                                       430,189            524,277
   Customer deposits                                                           4,000             43,000
   Current portion of capital lease obligations and long-term debt           395,359            406,258
                                                                         -----------        -----------
      Total current liabilities                                            2,018,812          1,616,624
Long-term debt, less current portion                                         240,000            330,000
Capital lease obligations, less current portion                               48,863             48,863
                                                                         -----------        -----------
      Total liabilities                                                    2,307,675          1,995,487
                                                                         -----------        -----------
Stockholders' equity:
   Preferred Stock                                                              --                 --
   Class A common stock                                                        1,918              1,912
   Common stock                                                                1,513              1,495
   Additional paid-in capital                                              8,001,859          7,571,550
   Notes receivable from stockholders                                         (6,935)           (15,348)
   Accumulated deficit                                                    (6,877,690)        (5,594,372)
                                                                         -----------        -----------
      Total stockholders' equity                                         $ 1,120,665        $ 1,965,237
                                                                         -----------        -----------
      Total liabilities and stockholders' equity                         $ 3,428,340        $ 3,960,724
                                                                         ===========        ===========








                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                              ------------------------------
                                                1997                 1996
                                              -----------        -----------
                                             (RESTATED)
Revenues:
   Equipment sales                            $   913,000        $   510,250

Cost of revenues                                  962,156            494,968
                                              -----------        -----------

Gross margin                                      (49,156)            15,282
                                              -----------        -----------

Operating expenses:
   Research and development                       427,412            302,488
   Selling, general, and administrative           800,742            448,198
                                              -----------        -----------
      Total operating expenses                  1,228,154            750,686
                                              -----------        -----------
      Operating loss                           (1,277,310)          (735,404)
Interest expense(income), net                       6,008            (49,787)
                                              -----------        -----------
      Net loss                                $(1,283,318)       $  (685,617)
                                              ===========        ===========



Net loss per share                            $     (0.38)       $     (0.20)
                                              ===========        ===========
Shares used in per share computations           3,414,131          3,405,301
                                              -----------        -----------










                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  THREE
                                                                                              MONTHS MARCH 31,
                                                                                      ------------------------------
                                                                                         1997                1996
                                                                                      -----------        -----------
Cash flows from operating activities:
   Net loss                                                                           $(1,283,318)       $  (685,617)
   Adjustments to reconcile net loss to net cash used for operating activities
                    Depreciation and amortization                                          54,622             26,579
                    Changes in operating assets and liabilities
                              Accounts receivable                                        (169,490)           (39,225)
                              Other receivables                                              --                6,110
                              Inventories                                                (144,869)          (188,147)
                              Prepaid expenses and other assets                          (112,858)            13,336
                              Other assets                                                224,813               --
                              Accounts payable                                            546,175           (591,580)
                              Accrued liabilities                                         205,912             27,438
                              Customer deposits                                           (39,000)          (140,000)
                                                                                      -----------        -----------

                                     Net cash used for operating activities              (718,013)        (1,571,106)
                                                                                      -----------        -----------

Cash flows from investing activities:
   Purchase of equipment                                                                  (71,219)          (107,555)
   Proceeds from sales of short-term investments                                             --              984,485
   Purchases of short-term investments                                                       --           (2,008,432)
                                                                                      -----------        -----------

                                    Net cash used for investing activities                (71,219)        (1,131,502)
                                                                                      -----------        -----------

Cash flows from financing activities
   Principal payments under capital lease obligations                                     (10,899)            (9,851)
   Principal payments of term loan                                                        (90,000)              --
   Proceeds of notes receivable from stockholders                                           8,413             17,842
   Issuance of common stock from option exercise                                            3,450               --
   Decrease in restricted cash                                                            253,976               --
   Issuance of common stock from warrant exercise                                         122,542               --
   Issuances of Class A Common Stock from option exercise                                   4,341               --
                                                                                      -----------        -----------

                                    Net cash provided from financing activities           291,823              7,991
                                                                                      -----------        -----------

Net decrease in cash and cash equivalents                                                (497,409)        (2,694,617)

Cash and cash equivalents at beginning of period                                          619,172          2,876,466
                                                                                      -----------        -----------

Cash and cash equivalents at end of period                                                121,763            181,849
                                                                                      ===========        ===========

Supplemental cash flow information:
   Acquisition of equipment under capital lease                                              --               42,000
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





(continued)

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVENTORIES
        A summary of inventories follows:


                                                  MARCH 31,            DECEMBER 31,
                                                    1997                  1996
                                                  --------              --------
Raw materials                                     $604,445              $364,510
Work in process                                     54,022                56,063
Evaluation units                                   125,045               218,070
Finished goods                                      38,740                38,740
                                                  --------              --------

                                                  $822,252              $677,383
                                                  ========              ========


Evaluation units are installed at potential customers' sites.

PROPERTY, PLANT AND EQUIPMENT
        A summary of property, plant, and equipment follows:

                                                      MARCH 31,       DECEMBER 31,
                                                        1997             1996
                                                     ----------       ----------
Machinery and equipment                              $  474,967       $  404,438
Furniture and fixtures                                   47,624           47,624
Leasehold improvements                                  595,064          594,374
                                                     ----------       ----------

                                                      1,117,655        1,046,436
Less accumulated depreciation and amortization          206,559          151,937
                                                     ----------       ----------

                                                     $  911,096       $  894,499
                                                     ==========       ==========









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

WARRANTS
        Additional paid-in capital includes $300,000 related to an amendment to certain of the Company's Class A warrants to resolve a potential dispute with holders of such warrants.

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
        Selling, general, and administrative expenses increased to $800,742 in the first quarter of 1997 from $448,198 for the same period in 1996. The increase in selling, general, and administrative expenses included a non-cash expense of $300,000 related to an amendment to certain of the company's Class A warrants to resolve a pot6ential dispute with the holders of such warrants, and reflected the Company's increased expenses for representative sales commissions due to higher shipment levels and increased legal expense for litigation and patent activity compared to the first quarter of 1996. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

NET INTEREST EXPENSE
        Net interest expense was $6,008 for first quarter of 1997 compared to net interest income of $49,787 for the same period in 1996. The increase in net interest expense was the result of increased interest expense for a bank term loan and lower interest income on short term investments.

NET LOSS
        Net loss for the first quarter of 1997 increased to $1,283,318 compared to $685,617 for the same period in 1996. The increase in net loss was due primarily to negative gross margins on revenue, a non-cash expense of $300,000 related to an amendment to certain of the company's Class A warrants to resolve a pot6ential dispute with the holders of such warrants, and an increase of $124,924 in research and development expenses.

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

       27      Financial Data Schedule

(2) Reports on Form 8-K

None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)





Date:  March 12, 1998                By: /s/ Raj Mohindra,
                                        ---------------------------------------
                                        Raj Mohindra,
                                        President and Chief Executive Officer


                                        /s/ Abhay K. Bhushan,
                                        ---------------------------------------
                                        Abhay K. Bhushan,
                                        Executive Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------

 27            Financial Data Schedule