Form 10KSB/A
period 1997-12-31
YIELDUP INTERNATIONAL CORP
filed 1998-06-22
CIK 1002176

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

     Check whether the issuer: 1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended December 31, 1997 were $7,465,447.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the Company's Common Stock on December 31, 1997 in the over-the-counter-market, was approximately $42,967,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded for purposes of the preceding computation, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 31, 1997, the Company had 4,341,711 shares of Common Stock outstanding and 1,413,653 shares of Class A Common Stock outstanding for a total of 5,755,364 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB Report.

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

     Disc-shaped wafers composed of silicon are the foundation on which integrated circuits ("ICs") are manufactured in semiconductor fabrication facilities. During the typical four to six week process of fabricating IC's on these wafers, semiconductor manufacturers typically clean, rinse and dry the wafers several times to prepare the wafer for the next IC fabrication step. For example, before and after many steps such as etching and deposition of materials, the manufacturer must thoroughly clean, rinse and dry the wafers to remove any contaminants or moisture. The likelihood of completing these steps successfully and producing good ICs depends significantly upon the cleanliness of the wafers throughout all the process steps. The Company's products are designed to reduce wafer particle contamination, stains, surface roughness, and other defects that reduce IC yields, offering a cost-effective, integrated cleaning, rinsing and drying system using patented filtration, rinsing and drying technology with no mechanical motion and greatly reduced use of environmentally hazardous materials.

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

     During the year ended December 31, 1997 and 1996, the Company's revenues were $7,465,447 and $2,204,590, respectively. The 239% increase in revenue in 1997 was due to an increase in shipments of the Company's cleaning, rinsing, and drying systems. The Company continues to modify and improve its products, generally based on feedback from its customers. The Company has also increased significantly the resources it is allocating to its sales and marketing departments. The Company believes these factors, along with an increased market acceptance of the Company's products, has lead to the increase in sales for the Company's products.

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

     The Company has greatly expanded its sales to manufacturers of wet benches who act as original equipment manufacturers ("OEMs") for the Company and incorporate the Company's rinsing and drying systems into their existing or new automated wet benches. Because many customers want automated wet benches which incorporate rinsing and drying technology such as that available from the Company, it is important that the Company work with the manufacturers of automated wet benches to penetrate this customer base. Generally, the Company sells its products to its OEM partners at a discounted rate based upon volume purchases. The Company has announced several such partnerships and intends to continue its OEM relationships. Although the Company has only recently begun shipments to its OEM partners, the Company expects a significant part of its future business may come from OEM sales.

     The Company is actively targeting the magnetic disk market and has achieved initial success in adapting its technology to the needs of the disk industry. The Company has recruited qualified personnel and obtained the required test and measurement system for its laboratory for this purpose. The Company believes that a significant part of its future business may come from disk manufacturers.

CUSTOMERS, MARKETING AND SERVICE

     The Company is marketing its cleaning, rinsing, and drying systems for application at several points in the IC fabrication process. Thus, potential customers with large manufacturing facilities could potentially have use for several of the Company's products within a single facility. The Company has sold systems to semiconductor manufacturers who have integrated the Company's products into existing or new wet benches or have used them in a stand-alone configuration. The Company has also sold systems to semiconductor equipment manufacturers, magnetic disk manufacturers, flat panel display manufacturers, and photo-mask manufacturers. The Company is also collaborating with several automated wet-bench manufacturers, for integrating its systems into the wet-benches of these manufacturers.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING; LIMITED OPERATING HISTORY

     The Company has experienced significant operating losses since its inception in June 1993 and only commenced significant shipments in the fourth quarter of 1995. The Company experienced net losses of $3,374,035 and $3,993,642 in 1996 and 1997, respectively. Accordingly, the Company has a limited operating history on which to base the evaluation of its business, and its prior operating results are not indicative of the results which may be achieved in the future. As of December 31, 1997, the Company's accumulated deficit was $10,160,884. The Company's operating losses have been and will continue to be principally the result of the various costs associated with the Company's product development, manufacturing and sales and marketing activities. The Company believes that its existing capital resources will enable it to fund its operations through 1998. The Company may obtain additional capital to continue its operations beyond that time, which may result in dilution to the current stockholders. The existence of Class B Warrants may also complicate future capital raising activities because of their potentially dilutive effect on the purchasers of the Company's equity securities and the anti-dilution provisions of the Class B Warrants. These antidilution provisions could reduce the exercise price of the Class A Warrants. If the Company is unable to obtain the necessary capital, it will be required to significantly curtail its growth operations. On February 19, 1997, the Company issued 5,149 shares of Common Stock upon the net exercise of a warrant held by Silicon Valley Bank. On March 30, 1998, the Company completed a private placement of 600 Series A Shares. The Company raised gross proceeds of $6 million from the sale of the Series A Shares which the Company will use for general working capital purposes.

RELIANCE ON DEPENDENCE ON PROPRIETARY TECHNOLOGY; EXPENSE AND RISK OF PATENT LITIGATION

     The Company relies on patent, trade secret and copyright protection for its products and technology. The Company has obtained five United States patents since 1996 relating to its cleaning, rinsing and drying products and technologies and has filed additional U.S. and foreign patent applications. The process of obtaining patents can be expensive and there can be no assurance that the patent applications will result in the issuance of patents, that any issued patents will provide the Company with meaningful competitive advantages, or that challenges will not be issued against the validity and enforceability of any patent issued to the Company.

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

Moreover, there can be no assurance that competitors will not be able to develop technologies similar to or more advanced than the Company's products or technology. No assurance can be given that the Company's current or future products will not infringe on the patents of others.

     There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Further commercialization of the Company's products could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, if any, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation would likely result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's business, financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Legal Proceedings."

RELIANCE ON SINGLE PRODUCT FAMILY

     The Company anticipates that the substantial majority of its future revenues will come from the sale of its cleaning, rinsing and drying systems. The Company's revenues increased in 1997 and in the first quarter of 1998 as a result of increased sales in the Company's products. Should the demand for, or pricing of, the Company's products decline due to increased competitive pressure, the introduction of superior systems or processes by competitors, or changes in the semiconductor, magnetic disk, flat panel display or photo-mask industries, the Company's business, financial condition and results of operations would be materially adversely affected. The ability of the Company to diversify its operations through the introduction and sale of new products is dependent on the success of the Company's continuing research and development activities as well as its marketing efforts. No assurance can be given that the Company will be able to develop, acquire, introduce or market new products in a timely or cost-effective manner. Accordingly, the Company may be dependent on the overall market acceptance of its existing products.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company expects to derive a substantial portion of its revenues from the sale of a relatively small number of systems, which typically range in purchase price from $95,000 to $550,000. As a result, a small reduction in number of systems shipped in a quarter due to changing demand, rescheduling or cancellation of an order, or supplier delays would have a material adverse effect on the Company's revenues and results of operations for that quarter.

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

DEPENDENCE ON KEY SUPPLIERS

     The Company has no written contracts with any of its key suppliers, and such suppliers may terminate their relationships with the Company at any time without notice. Any such termination would materially impair the Company's ability to satisfy any orders for its products and would materially adversely affect the Company's results of operations. If any of the Company's outside suppliers terminate their relationship with the Company, the Company will be required to replace such suppliers. In such an event, there could be no assurance that the Company would find replacement suppliers or that such replacement suppliers would not be more expensive than the Company's current suppliers, thereby materially adversely affecting the Company's results of operations.

LENGTHY SALES CYCLE

     Sales of the Company's products have been, and are expected to continue to be, characterized by a relatively long sales cycle, generally six to nine months, due to such factors as the substantial time required by potential customers for technical evaluation of the Company's products prior to purchase, and the high cost and the critical role the Company's products will play in the manufacturing process. The Company believes that the sales cycle will continue to be lengthy as certain of its anticipated customers centralize purchasing decisions, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by the Company.

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

CONCENTRATION OF CUSTOMERS; LIMITED CONCURRENT SELLING OPPORTUNITIES

     Historically, the Company has sold a significant proportion of its systems in each period to a limited number of customers. For example, Applied Materials accounted for 19.8% and 37% of revenues in 1997 and in the Quarter ended March 31, 1998, respectively. Opportunities for new systems sales are episodic because each customer has historically purchased at most one or two cleansing, rinsing and drying systems for limited implementations. As a particular customer starts a new or expands a facility or production line, sales to that customer may increase sharply; conversely, as a customer completes a facility, sales to that customer may decrease sharply. The failure to replace such sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products.

DEPENDENCE ON OEM CUSTOMERS

     An increasing percentage of the Company's revenues is derived from sales to OEM customers. The timing and amount of sales to these customers ultimately depends on sales levels and shipping schedules for the OEM products into which the Company's products are incorporated. The Company has no control over the shipping dates or volumes of products shipped by its OEM customers, and there is no assurance that any OEM will continue to ship products that incorporate the Company's products at current levels or at all. Many of the markets in which the Company's customers operate have experienced cyclical declines and advances. Cyclical downturns have been characterized by reduced product demand and price erosion. Further, such downturns may adversely affect the ability of the Company's OEM customers to make payments for the Company's products in a timely manner, or at all, which could materially adversely affect the Company's business, financial condition and operating results. Generally, the Company's OEM customers may terminate orders at any time without penalty. Failure of these OEMs to achieve significant sales of products incorporating the Company's products and fluctuations in the timing and volume of such sales could have a material adverse effect on the Company's business, financial condition and results of operations.

     The loss of, or reduction in, orders by a significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. There is no assurance that the Company will be able to maintain or continue to increase the level of its sales in the future or that the Company will be able to retain existing OEM customers or attract new ones.

INTERNATIONAL SALES

     Export sales to the Company's international customers outside North America, primarily to Japan and Europe, comprised approximately 5%, 33% and 32% of the net revenues for the years ended December 31, 1995, 1996, and 1997, respectively. Sales to customers outside the United States are subject to risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Although to date the Company's results of operations have not been adversely affected by currency exchange rate fluctuations because the Company has invoiced substantially all of its international sales in United States dollars, there can be no assurance that the Company's results of operations will not be adversely affected by currency fluctuations in the future.

DEPENDENCE ON KEY PERSONNEL

     The Company's success will, to a large extent, depend upon the continued services of its executive officers, including in particular Raj Mohindra, President and Chief Executive Officer. The loss of services of these executive officers could materially adversely affect the Company. The Company does not have employment agreements with any of its key personnel, but it is the beneficiary of key man life insurance in the amount of $2 million on Mr. Mohindra.

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

POTENTIAL DILUTIVE EFFECT OF CONVERSION OF SERIES A PREFERRED STOCK AND EXERCISE OF ALL CLASS B WARRANT

     The number of shares of Common Stock which may be issued upon conversion of the Series A Shares is dependent upon the trading price of the Company's Common Stock at the time of conversion. To the extent that the trading price of the Common Stock is lower than 10.8625 per share at the time of any conversion of the currently outstanding Series A Shares, the number of shares of Common Stock issuable upon such conversion will increase with resulting dilution to the holders of the Company's Common Stock. There is no minimum conversion price and thus no maximum number of shares of Common stock into which the Series A Shares may be converted. The Series A Shares also have a cumulative annual dividend of 5% payable in shares of Common Stock upon conversion. The Purchase Agreement also provides for the issuance of additional Series A Shares, subject to certain conditions. Issuance of such additional Series A Shares will result in additional dilution to the holders of the Common Stock. In addition, the Company has approximately 4,155,000 Class B Warrants outstanding. Each Class B Warrant entitles the holder to acquire one share of Common Stock upon payment of the exercise price of $11.00, which price is subject to reduction in the event that the Company issues shares of Common Stock at a price less than the fair market value on the date of issuance. Because the holders of Class B Warrants will likely only exercise their purchase right at a time when the price of the Common Stock is higher than $11.00 per share, holders of Common Stock at the time of exercise will suffer dilution.

CONCENTRATION OF SHARE OWNERSHIP AND VOTING POWER

     Holders of the Company's Class A Common Stock are entitled to five votes for each share owned by them on all matters submitted to a vote of the stockholders, while holders of Common Stock are entitled to one vote per share. The directors and officers of the Company control approximately 91% of the voting power and are able to elect all of the Company's directors and, hence, are able to control the affairs of the Company. In addition, the directors and officers of the Company, subject to certain limitations imposed by applicable law, are able to, among other things, amend the Company's Certificate of Incorporation and By-laws and effect or preclude fundamental corporate transactions involving the Company, including the acceptance or rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity, in each case without the approval of any of the Company's other stockholders.

POTENTIAL ADVERSE EFFECT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK ON HOLDERS OF COMMON STOCK;
ANTI-TAKEOVER EFFECTS

     The Board of Directors has authority to issue up to 4,997,600 shares of Preferred Stock and to fix the rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock.

POSSIBLE DELISTING FROM NASDAQ SMALLCAP MARKET AND MARKET ILLIQUIDITY

     While the Company's Common Stock and Class B Warrants meet the current Nasdaq SmallCap Market requirements there can be no assurance that such securities will meet the continued listing requirements. Under current criteria for continued inclusion on the Nasdaq SmallCap Market, (i) the Company will have to maintain at least $2 million in total net tangible assets or a market capitalization of $35 million or have $500,000 in net income, (ii) the minimum bid price of the Common Stock will have to be at least $1.00 per share, (iii) there must be at least 500,000 shares in the public float valued at $1 million or more, (iv) the Common Stock must have at least two active market makers, and
(v) the Common Stock must be held by at least 300 holders.

     If the Company is unable to satisfy the Nasdaq SmallCap Market's maintenance requirements, its securities may be delisted from the Nasdaq SmallCap Market. In such event, trading, if any, in the Common Stock and Class B Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company and lower prices for the Company's securities than might otherwise be obtained.

     The Company's securities have not been qualified or registered in all states and will not be eligible for trading unless an exemption from the qualification or registration requirements is available. There can be no assurance that any such exemption will become available in any jurisdiction.

NO DIVIDENDS ANTICIPATED

     The Company has never paid any cash dividends on its Common Stock or Class A Common Stock. The Company anticipates that in the future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends in respect of the Common Stock or Class A Common Stock will be paid.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal administrative, manufacturing, engineering and development, and sales/ marketing facilities occupy approximately 14,400 square feet in a single story building in Mountain View, California. The property is in good condition and is occupied under a lease that expires in September 1998. The Company has exercised its option to extend the lease for three additional years beyond September 1998. The Company has also leased an additional 3,000 square feet for its expanded Sales and Marketing Operations in Pleasanton, California. Management believes its facilities should be adequate for the Company's operations for at least the near term.

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

RESULTS OF OPERATIONS

     During the years ended December 31, 1997 and 1996, the Company's revenues were $7,465,447 and $2,204,590, respectively. The 239% increase in revenue in 1997 was due to an increase in shipments of the Company's cleaning, rinsing, and drying systems. The Company continues to modify and improve its products, generally based on feedback from its customers. The Company has also increased significantly the resources it is allocating to its sales and marketing departments. The Company believes these factors, along with an increased market acceptance of the Company's products, has lead to the increase in sales for the Company's products.

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

     The Company sustained a net loss of $3,993,642 for the year ended December 31, 1997, as compared to a net loss of $3,374,035 for the year ended December 31, 1996. The net loss in 1997 included an $808,469 inventory write-off, due primarily to a decision by the Company to discontinue its old product lines, and a non-cash expense of $300,000 in the first quarter of 1997 related to an amendment to certain of the Company's Class A Warrants to resolve a potential dispute with holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A Shares. The terms of certain Class A warrants were amended to give certain Class A warrant holders an additional 0.2 shares of common stock for each Class A warrant exercised. The Company used the Black-Scholes option pricing model to value the Class A warrants before and after the change in terms and determined that the increase in value was approximately $300,000. Excluding these two items, the net loss for 1997 would have been $2,885,173. The continued net loss was due primarily to the continued product development activities and increased manufacturing operations. In addition, the Company expanded its marketing, support, and administrative organizations to manage increased sales and shipments of the Company's products. Net losses are expected to continue until the Company is able to sell sufficient numbers of cleaning, rinsing and drying systems to cover operating expenses, of which there can be no assurance.

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
                                                              ===========    ===========

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                    CLASS A                                               NOTES
                                  COMMON STOCK         COMMON STOCK      ADDITIONAL     RECEIVABLE                      TOTAL
                               ------------------   ------------------     PAID-IN         FROM       ACCUMULATED   STOCKHOLDERS'
                                SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL     STOCKHOLDERS     DEFICIT        EQUITY
                               ---------   ------   ---------   ------   -----------   ------------   -----------   -------------
Balances as of December 31,
  1995.......................  1,910,301   $1,910   1,495,000   $1,495   $ 7,570,302    $ (41,281)    $(2,220,337)   $ 5,312,089
Exercise of Class A common
  stock options..............      1,810       2           --      --          1,248           --             --           1,250
Payment of notes
  receivable.................         --      --           --      --             --       25,933             --          25,933
Net loss.....................         --      --           --      --             --           --     (3,374,035)     (3,374,035)
                               ---------   ------   ---------   ------   -----------    ---------     -----------    -----------
Balances as of December 31,
  1996.......................  1,912,111   1,912    1,495,000   1,495      7,571,550      (15,348)    (5,594,372)      1,965,237
Exercise of Class A common
  stock options..............     46,861      47           --      --         86,173           --             --          86,220
Exercise of common stock
  options....................         --      --       42,702      43        238,610           --             --         238,653
Exercise of Class A
  warrants...................         --      --    2,257,690   2,257     14,477,951           --             --      14,480,208
Expense related to certain
  Class A warrants...........         --      --           --      --        300,000           --             --         300,000
Exercise of Class B
  warrants...................                           1,000       1         10,999           --             --          11,000
Conversion of Class A common
  stock to common stock......   (545,319)   (545)     545,319     545             --           --             --              --
Payment of notes
  receivable.................         --      --           --      --             --       13,507             --          13,507
Net loss.....................         --      --           --      --             --           --     (3,993,642)     (3,993,642)
                               ---------   ------   ---------   ------   -----------    ---------     -----------    -----------
Balances as of December 31,
  1997.......................  1,413,653   $1,414   4,341,711   $4,341   $22,685,283    $  (1,841)    $(9,588,014)   $13,101,183
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

                       YIELDUP INTERNATIONAL CORPORATION

  Revenue Recognition

     Revenue is recognized after shipment when there is no significant uncertainty regarding customer acceptance and payment. The Company has determined that no significant uncertainties exist regarding customer acceptance and payment when the Company has received signed evidence of an arrangement with the customer, the Company's product has been shipped and the collection of the Company's receivable is probable.

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

  Net Loss Per Share

     Basic net loss per share is based on the weighted average number of shares of Class A common stock and common stock outstanding. Diluted net loss per share is based on the weighted average number of shares of Class A common stock and common stock outstanding and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In 1997 and 1996 the Company had 658,806 options and 4,182,149 warrants and 610,287 options and 4,160,000 warrants outstanding, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

                       YIELDUP INTERNATIONAL CORPORATION

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

                       YIELDUP INTERNATIONAL CORPORATION

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

(4) DEBT

     Debt comprises of two bank loans, both maturing in 1998. The first is a bank term loan which is fully collateralized by a certificate of deposit. As of December 31, 1997, $330,000 was outstanding under this loan. The loan is payable in monthly installments of $30,000, and bears interest at the bank's prime rate plus 2.25%. The second is a revolving credit line collateralized by the Company's qualifying accounts receivable, and bears interest at the bank's prime rate plus 1.75%. As of December 31, 1997, $250,000 was outstanding under this loan.

     The Company was in violation of a covenant of these loans and obtained a waiver from the bank.

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

                       YIELDUP INTERNATIONAL CORPORATION

  Warrants

     As of December 31, 1997, all of the Company's Class A Warrants had been exercised or redeemed except 1,780 Class A warrants outstanding which can be redeemed by the holders at a price of $0.05 per warrant. The Company incurred a non-cash expense of $300,000 in the first quarter of 1997 related to an amendment to certain of the Company's Class A Warrants to resolve a potential dispute with holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A shares. The terms of certain Class A warrants were amended to give certain Class A warrant holders an additional 0.2 shares of common stock for each Class A warrant exercised. The Company used the Black-Scholes option pricing model to value the Class A warrants before and after the change in terms and determined that the increase in value was approximately $300,000.

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

     In September 1995, 450,000 Class B warrants were issued on a pro-rata basis to all holders of the Company's stock and stock options. This action was accounted for as a recapitalization. In November 1995, 1,495,000 Class B warrants were issued as part of the Company's IPO which offered Units, each of which comprised one share of common stock, a Class A warrant and a Class B warrant. Upon the conversion of the Class A warrants, in April 1997, the Class A warrant holders were given 1,495,000 Class B warrants in accordance with the terms of the Class A warrant. These Class B warrants were valued at their fair values at the time of their issuances and these amounts are included under common stock in equity.

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

     Under the Company's 1995 Outside Directors Stock Option Plan (the Directors
Plan), 100,000 shares of common stock have been reserved for issuance. The Directors Plan provides for the automatic granting of non-qualified stock options to directors of the Company who are not employees of the Company (Outside Directors). Under the Directors Plan, each new Outside Director elected will automatically be granted an

                       YIELDUP INTERNATIONAL CORPORATION
option to purchase 20,000 shares of common stock at the date of his election. Additionally, each Outside Director, except for Outside Directors who have received an initial grant of an option to purchase 20,000 shares within six months of the annual meeting of stockholders, will automatically be granted an option to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders. The exercise price of the options in all cases will be equal to the fair market value of the common stock on the date of grant. Options granted under the Directors Plan vest over 4 years and, generally, must be exercised within 10 years. As of December 31, 1997, 80,000 options are outstanding under the Director's Plan.

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

     The effects of applying SFAS 123 in this proforma disclosure is not indicative of the effects on reported results for future years. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. Stock options granted to consultants and advisors are accounted for using the fair value method under SFAS 123.

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

                       YIELDUP INTERNATIONAL CORPORATION

     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                                 OPTIONS OUTSTANDING
                                    ---------------------------------------------      OPTIONS EXERCISABLE
                                                    WEIGHTED                        --------------------------
                                                    AVERAGE           WEIGHTED                     WEIGHTED
             RANGE OF                NUMBER        REMAINING          AVERAGE        NUMBER        AVERAGE
         EXERCISE PRICES            OF SHARES   CONTRACTUAL LIFE   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
         ---------------            ---------   ----------------   --------------   ---------   --------------
$ 0.69 - $ 0.69...................    74,771          7.40            $ 0.6900        53,625       $0.6900
$ 0.76 - $ 0.76...................   125,971          7.32            $ 0.7600       125,971       $0.7600
$ 3.17 - $ 5.00...................    96,501          8.52            $ 4.9483        35,301       $4.9601
$ 5.25 - $ 7.00...................    89,563          8.79            $ 6.2356        22,477       $6.0123
$ 7.50 - $ 8.38...................    68,500          9.17            $ 8.1794            --
$ 9.66 - $ 9.66...................    66,000          9.47            $ 9.6600            --
$10.75 - $10.75...................    28,500          9.38            $10.7500            --
$11.75 - $11.75...................    10,000          9.41            $11.7500            --
$12.88 - $12.88...................    20,000          9.71            $12.8800            --
$13.00 - $13.00...................    79,000          9.58            $13.0000            --
                                     -------                                         -------
$ 0.69 - $13.00...................   658,806          8.58            $ 6.2077       237,374       $1.8662
                                     =======                                         =======

(7) MAJOR CUSTOMERS

     For the year ended December 31, 1997, sales to only one customer exceeded 10% of total revenues. Sales to Applied Materials as a percent of total annual revenues were 19.8% for the year ended December 31, 1997, 15.5% for the year ended December 31, 1996, and 23.6% for the year ended December 31, 1995.

     Export sales to the Company's international customers outside North America, primarily to Japan and Europe comprised approximately 5%, 33%, and 32% of net revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth certain information regarding the executive officers of the Registration:

                        DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company and their ages as of January 31, 1998 are as follows:

               NAME                  AGE               POSITION
               ----                  ---               --------
Raj Mohindra.......................   53  President, Chief Executive Officer
                                          and Director
Abhay K. Bhushan...................   53  Executive Vice President,
                                          Chief Financial Officer and
                                          Director
Suraj Puri.........................   54  Vice President, Chief Technical
                                          Officer and Director
Ram Paul Gupta(1)..................   59  Director
Werner Kern(1).....................   69  Director

---------------
(1) Members of the Compensation and Audit Committees.

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

     Mr. Kern has served as a director of the Company since September 1997. Mr. Kern is President of Werner Kern Associates, and is the recipient of the 1997 SEMI Award for Process Technology. Mr. Kern is a fellow of the Electrochemical Society and was chairman of the Society's Diclectric and Insulation Division.

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

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL                  LONG-TERM
                                                           COMPENSATION              COMPENSATION
                                                 --------------------------------    ------------
                                                                                      SECURITIES
                                                                      ALL OTHER       UNDERLYING
          NAME AND PRINCIPAL POSITION            YEAR     SALARY     COMPENSATION      OPTIONS
          ---------------------------            ----    --------    ------------    ------------
Raj Mohindra...................................  1995    $ 84,000           --         125,971
  President and Chief Executive Officer          1996    $138,459       $5,400(1)           --
                                                 1997    $159,045       $7,200(1)           --
Abhay Bhushan..................................  1997    $ 67,721       $4,200(1)       60,000
  Executive Vice President and Chief Financial
  Officer(2)
Suraj Puri.....................................  1997    $ 98,242       $4,200(1)           --
  Vice President and Chief Technical Officer

---------------
(1) Represents automobile allowance payments.

(2) Mr. Bhushan became an employee of the company in June 1997

                            STOCK OPTION INFORMATION

     The following table contains information concerning stock option grants to the Named Executive Officers during the year ended December 31, 1997.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                               PERCENTAGE OF
                                                NUMBER OF      TOTAL OPTIONS
                                               SECURITIES        GRANTED TO
                                               UNDERLYING        EMPLOYEES      EXERCISE OR BASE   EXPIRATION
                   NAME                      OPTIONS GRANTED   IN FISCAL YEAR     PRICE($/SH)         DATE
                   ----                      ---------------   --------------   ----------------   ----------
Raj Mohindra...............................          --               --                --               --
Abhay Bhushan(1)...........................      60,000             20.4%            $9.66           6/3/07
Suraj Puri.................................          --               --                --               --

---------------
(1) This does not include 30,000 options granted to Mr. Bhushan for being a non-employee Director of the Company, prior to his employment at the Company, in accordance with the 1995 Outside Directors Stock Option Plan (the "Directors Plan").

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

     The following table sets forth, for the Named Executive Officers, the shares acquired and the value realized on exercise of stock options during the year ended December 31, 1997 and the year-end number and value of exercisable and unexercisable options.

                                                           NUMBER OF
                                                     SECURITIES UNDERLYING            VALUE OF UNEXERCISE
                                                     UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                         SHARES                        DECEMBER 31, 1997              DECEMBER 31, 1997(1)
                       ACQUIRED ON     VALUE      ----------------------------    ----------------------------
        NAME            EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
        ----           -----------    --------    -----------    -------------    -----------    -------------
Raj Mohindra               --            --         125,971           --          $1,100,987          --
Abhay Bhushan              --            --          60,000           --              --              --

---------------
(1) The value of "in-the-money" stock options for Mr. Mohindra represents the positive spread between the exercise price of stock options, $0.76 per share, and the fair market value for the Company's Common Stock of $9.50 per share as of December 31, 1997, which was the closing price of the Company's Common Stock on December 31, 1997. Mr. Bhushan's options were at $9.66 per share which was higher than the fair market value for the Company's Common Stock of $9.50 per share as of December 31, 1997, which was the closing price of the Company's Common Stock on December 31, 1997.

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

                                                                                               PERCENTAGE
                                                                              NUMBER OF       OF SHARES OF
                                        NUMBER OF SHARES                   SHARES OF CLASS      CLASS A
         NAME AND ADDRESS OF               OF COMMON        PERCENTAGE        A COMMON           COMMON
         BENEFICIAL OWNER(1)                STOCK(2)        OF CLASS(3)       STOCK(2)          STOCK(3)
         -------------------            ----------------    -----------    ---------------    ------------
Raj Mohindra..........................       10,000               *             980,257(4)        63.7%
Abhay Bhushan.........................       96,605(5)          2.2%            262,070(6)        18.4%
Suraj Puri............................       25,000               *             172,544(7)        12.2%
Ram Paul Gupta........................       30,000(8)            *              22,646(9)         1.6%
Werner Kern...........................       20,000(10)           *                  --             --
All directors and executive
  officers as a group (five
  (5) persons)........................      181,605(11)         4.1%          1,437,517(12)       91.0%

---------------
  *  Represents less than one percent.

 (1) All beneficial owners listed may be reached at 117 Easy Street, Mountain View, California 94043.

 (2) Except pursuant to applicable community property laws or as otherwise noted, all shares are beneficially owned and sole voting, and investment power is held by the persons named.

 (3) Based on 1,413,653 shares of Class A Common Stock and 4,341,711 shares of Common Stock outstanding as of December 31, 1997, plus shares which may be acquired by the named person(s) upon exercise of outstanding options exercisable within 60 days of April 30, 1998. Each share of Class A Common Stock has five votes, and each share of Common Stock has one vote.

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

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See the index of exhibits on pages 27 of this report

     (b) Reports on Form 8-K: None filed

                       YIELDUP INTERNATIONAL CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 3.2*    Certificate of Incorporation.
 3.3**   Bylaws.
 4.1*    Form of Warrant Agreement between the Company and the
         Warrant Agent, including the form of warrants.
10.1*    Form of Indemnity Agreement.
10.2*    1995 Stock Option Plan and forms of agreement thereunder.
10.3*    1995 Outside Directors Stock Option Plan and forms of
         agreement thereunder.
10.5*    Facilities lease between the Company and Lori A. Halligan
         Trust, dated September 11, 1995.
10.7*    Loan and Security Agreement with Silicon Valley Bank dated
         September 16, 1996.
23.1     Consent of Independent Auditors.
24.3**   Power of Attorney. (See page 28)
27.1**   Financial Data Schedule

---------------
* The exhibit is incorporated by reference to Form SB-2 (Registration No. 33-97792-LA)

** Filed previously.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          YIELDUP INTERNATIONAL CORPORATION
                                                        (COMPANY)

                                                   /s/ RAJ MOHINDRA
                                          --------------------------------------
                                          Raj Mohindra, Chairman and Chief
                                          Executive
                                          (Principal Executive Officer)

Date: June 19, 1998

                        NAME                                         TITLE                    DATE
                        ----                                         -----                    ----
                  /s/ RAJ MOHINDRA                     Chairman, Chief Executive          June 19, 1998
-----------------------------------------------------  Officer, and Director
                    Raj Mohindra

                  ABHAY K. BHUSHAN*                    Chief Financial Officer, and       June 19, 1998
-----------------------------------------------------  Director
                  Abhay K. Bhushan

(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

                    WERNER KERN*                       Director                           June 19, 1998
-----------------------------------------------------
                     Werner Kern

                   RAM PAUL GUPTA*                     Director                           June 19, 1998
-----------------------------------------------------
                   Ram Paul Gupta

                     SURAJ PURI*                       Director                           June 19, 1998
-----------------------------------------------------
                     Suraj Puri

*by:           /s/  RAJ MOHINDRA

------------------------------------------------
     Raj Mohindra, Attorney-in-Fact