Form 10QSB/A
period 1998-03-31
YIELDUP INTERNATIONAL CORP
filed 1998-06-22
CIK 1002176

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

            NET LOSS PER SHARE
                        Basic net loss per share is computed using the weighted
            average number of shares of Class A common stock and common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from stock options, warrants and preferred stock outstanding during the period. No common shares are included for loss periods as they would be anti-dilutive. In the first quarter of 1998 there were 303,760 options, 615,000 shares issuable upon conversion of outstanding Series A Shares and 552,359 shares issuable upon conversion of Series A Shares subject to call options and in the first quarter of 1997 there were 366,821 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.
            COMPREHENSIVE INCOME

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


POTENTIAL DILUTIVE EFFECTIVE OF CONVERSION OF SERIES A PREFERRED STOCK

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

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES

            Revenues increased to $2,559,501 in the first quarter of 1998 from $913,000 for the same period in 1997. The increase in revenues in 1998 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems. The Company continues to modify and improve its products, generally based on feedback from its customers. The Company has also increased significantly the resources it is allocating to its sales and marketing departments. The Company believes these factors, along with an increased market acceptance of the Company's products, has lead to the increase in sales for the Company's products. The introduction of the Omega product line which replaced the Olympian and Hercules lines also had a significant impact on the increase in revenues.

            In the quarter ended March 31, 1998, sales to a single customer in the United States, Applied Materials, accounted for 37% of revenues.

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

            Selling, general, and administrative expenses were $964,854, or 38% of revenues in the first quarter of 1998, compared to $800,742, or 88% of revenues, for the same period in 1997. The selling, general, and administration expenses increased due to additional commissions related to the increase in revenues. The selling, general, and administrative expenses in the first quarter of 1997 include a non-cash expense of $300,000 related to an amendment to certain of the company's Class A warrants to resolve a potential dispute with the holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A Shares. The terms of certain Class A warrants were amended to give certain Class A warrant holders an additional 0.2 shares of common stock for each Class A warrant exercised. The Company used the Black-Scholes option pricing model to value the Class A warrants before and after the change in terms and determined that the increase in value was approximately $300,000. Excluding this expense, the 1997 expenses would have been $500,742, or 55% of revenues. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

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

POTENTIAL DILUTIVE EFFECTIVE OF CONVERSION OF SERIES A PREFERRED STOCK

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

            On March 4, 1998, the Company issued a warrant to purchase 2,439 shares of its Common Stock to a commercial lender in connection with the establishment of a line of credit. The warrant has an exercise price of $10.25 per share. On February 19, 1997, the Company issued 5,149 shares of Common Stock upon the exercise of a warrant issued to a commercial lender in connection with the establishment of a line of credit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(1)    EXHIBITS

Exhibit No.                       Description
-----------      -----------------------------------------------------------
    3.1*         Certificate of Designation for Series A Shares
    10.1*        Form of Securities Purchase Agreement for Series A Shares
    10.2*        Form of Registration Rights Agreement for Series A Shares
    27.1**       Financial Data Schedule
    99.1*        Press Release of YieldUP International Corporation dated March
                 31, 1998

----------------------------
* Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed April 8, 1998.
**   Filed Previously
(2) REPORTS ON FORM 8-K

None.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)





Date:  June 19, 1998                 By:/s/ Raj Mohindra
                                        --------------------------------------
                                        Raj Mohindra,
                                        President and Chief Executive Officer

                                        /s/ Abhay K. Bhushan
                                        --------------------------------------
                                        Abhay K. Bhushan,
                                        Executive Vice President and
                                        Chief Financial Officer