Form 10QSB/A
period 1998-03-31
YIELDUP INTERNATIONAL CORP
filed 1998-07-22
CIK 1002176

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

PART I.       FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS



                        YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                           MARCH 31,         DECEMBER 31,
                                                             1998                1997
                                                         ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $  7,928,348        $  2,145,785
   Restricted cash                                            406,749             406,749
   Short-term investments                                      10,000           1,506,150
   Accounts receivable                                      4,290,787           4,324,760
   Inventories                                              4,783,857           4,678,600
   Prepaid expenses and other current assets                  283,735             308,419
                                                         ------------        ------------
        Total current assets                               17,703,476          13,370,463

Property, plant, and equipment                              1,342,867           1,409,817
Other assets                                                2,122,284           2,144,660
                                                         ============        ============
        Total assets                                     $ 21,168,627        $ 16,924,940
                                                         ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  1,317,206        $  2,512,204
   Accrued liabilities                                        862,374             693,699
   Capital lease obligations and debt                         514,735             617,854
                                                         ------------        ------------
        Total current liabilities                           2,694,315           3,823,757
                                                         ------------        ------------
Preferred stock                                                     1                  --
Stockholders' equity:

   Class A common stock                                         1,392               1,414
   Common stock                                                 4,371               4,341
   Additional paid-in capital                              28,631,273          22,685,283
   Notes receivable from stockholders                          (1,841)             (1,841)
   Accumulated deficit                                    (10,160,884)         (9,588,014)
                                                         ------------        ------------
        Total stockholders' equity                         18,474,312          13,101,183
                                                         ============        ============

        Total liabilities and stockholders' equity       $ 18,474,311        $ 16,924,940
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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


            CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in favor of the defendant, YieldUP International Corporation. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June, 1998, the court granted CFM's petition for re-argument of the summary judgment motion, and the re-argument is scheduled for August, 1998. There can be no assurance that the court will sustain its original order. If the original order is overturned, the litigation may proceed to trial, and there can be no assurance that the litigation and the associated costs or an unfavorable adjudication will not have a material adverse effect on the Company. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.


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

CONVERSION


            The Series A Shares are convertible into shares of Common Stock at the election of the holder of such Series A Shares, at a price (the "Conversion Rate") equal to the lower of 110% of the market price at the original date of issuance of such share (the "Fixed Conversion Price") or the lowest market price during the 20 consecutive days immediately preceding the date a holder of Series A Shares delivers notice of his election to convert such shares. "Market price" is generally determined by the closing price for the Registrant's Common Stock on the applicable date.


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

DILUTIVE EFFECTS OF CONVERSION OF SERIES A PREFERRED STOCK AND EXERCISE OF CLASS B WARRANTS; NO LIMIT OF COMMON STOCK ISSUABLE UPON CONVERSION

            The number of shares of Common Stock which may be issued upon conversion of the Series A Shares is dependent upon the trading price of the Company's Common Stock at the time of conversion. To the extent that the trading price of the Common Stock is lower than $10.8625 per share at the time of any conversion of the currently outstanding Series A Shares, the number of shares of Common Stock issuable upon such conversion will increase with resulting dilution to the holders of the Company's Common Stock. There is no minimum conversion price and thus no maximum number of shares of Common Stock into which the Series A Shares may be converted. Further, the number of shares of Common Stock issuable upon conversion of each Series A Share increases by at least 5% per year until conversion. The Purchase Agreement also provides for the issuance of additional Series A Shares, subject to certain conditions. Any issuance of additional Series A Shares would result in additional dilution to the holders of the Common Stock. In order to comply with the rules of the Nasdaq Stock Market which require stockholder approval for issuances of 20% or more of the Company's outstanding stock, the number of shares of the Company's Common Stock issuable pursuant to the Purchase Agreement cannot exceed 20% of the Company's outstanding Common Stock unless the Company obtains the approval of the Company's stockholders; the Company intends to obtain such approval at its 1998 Annual Meeting of Stockholders. If (a) the Company obtains such stockholder approval, (b) the market price of the Company's Common Stock declines significantly and (c) a number of other conditions are satisfied or waived (as set forth in the Company's Certificate of Incorporation), then it is possible that a sufficiently large number of shares of Common Stock could be issued upon conversion of the Series A Shares that a change of control of the Company could occur. In addition, the Company has approximately 4,155,000 Class B Warrants outstanding. Each Class B Warrant entitles the holder to acquire one share of Common Stock upon payment of the exercise price of $11.00, which price is subject to reduction in the event that the Company issues shares of Common Stock at a price less than the fair market value on the date of issuance. Because the holders of Class B Warrants will likely only exercise their purchase right at a time when the price of the Common Stock is higher than $11.00 per share, holders of Common Stock at the time of exercise will suffer dilution.


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

----------------------------
* Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed April 8, 1998.
**   Filed Previously.
(2) REPORTS ON FORM 8-K

None.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)





Date:  July 21, 1998                 By:/s/ Raj Mohindra
                                        --------------------------------------
                                        Raj Mohindra,
                                        President and Chief Executive Officer

                                        /s/ Abhay K. Bhushan
                                        --------------------------------------
                                        Abhay K. Bhushan,
                                        Executive Vice President and
                                        Chief Financial Officer