Form 10QSB/A
period 1998-03-31
YIELDUP INTERNATIONAL CORP
filed 1998-07-23
CIK 1002176

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

PART I.       FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS



                        YIELDUP INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                           MARCH 31,         DECEMBER 31,
                                                             1998                1997
                                                         ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $  7,928,348        $  2,145,785
   Restricted cash                                            406,749             406,749
   Short-term investments                                      10,000           1,506,150
   Accounts receivable                                      4,290,787           4,324,760
   Inventories                                              4,783,857           4,678,600
   Prepaid expenses and other current assets                  283,735             308,419
                                                         ------------        ------------
        Total current assets                               17,703,476          13,370,463

Property, plant, and equipment                              1,342,867           1,409,817
Other assets                                                2,122,284           2,144,660
                                                         ============        ============
        Total assets                                     $ 21,168,627        $ 16,924,940
                                                         ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  1,317,206        $  2,512,204
   Accrued liabilities                                        862,374             693,699
   Capital lease obligations and debt                         514,735             617,854
                                                         ------------        ------------
        Total current liabilities                           2,694,315           3,823,757
                                                         ------------        ------------
Preferred stock                                             5,890,000                  --
Stockholders' equity:

   Class A common stock                                         1,392               1,414
   Common stock                                                 4,371               4,341
   Additional paid-in capital                              22,741,274          22,685,283
   Notes receivable from stockholders                          (1,841)             (1,841)
   Accumulated deficit                                    (10,160,884)         (9,588,014)
                                                         ------------        ------------
        Total stockholders' equity                         12,584,312          13,101,183
                                                         ============        ============

        Total liabilities and stockholders' equity       $ 21,168,627       $ 16,924,940
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