Form 10QSB
period 1998-06-30
YIELDUP INTERNATIONAL CORP
filed 1998-08-14
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934. Quarterly for the period ended June 30,1998.

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


Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of June 30, 1998, Registrant had 4,421,391 shares of Common Stock outstanding, and 1,364,497 shares of Class A Common Stock outstanding for a total of 5,785,888 shares of Common Stock outstanding. As of June 30, 1998, the Company also had 600 shares of Series A Convertible Preferred Stock outstanding. All shares of Common Stock, Class A Common Stock, and Series A Convertible Preferred Stock have par value of $0.001 per share.

   Transitional Small Business Disclosure Format (check one) : YES [ ] NO [X]

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

1) Condensed Balance Sheets - June 30, 1998 and December 31, 1997                                    3

2) Condensed Statements of Operations - Three and Six Months ended
   June 30, 1998 and 1997                                                                            4

3) Condensed Statements of Cash Flows - Six Months ended June 30, 1998 and 1997                      5

4) Notes to Financial Statements                                                                   6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                          14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                           14

SIGNATURES                                                                                          15

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                            CONDENSED BALANCE SHEETS


                                                               JUNE 30,                    DECEMBER 31,
                                                             ------------------------------------------
                                                                 1998                          1997
                                                             ------------                  ------------
                      ASSETS
Current assets:
   Cash and cash equivalents                                 $  5,048,045                  $  2,145,785
   Restricted cash                                                 94,254                       406,749
   Short-term investments                                         996,173                     1,506,150
   Accounts receivable                                          4,306,975                     4,324,760
   Inventories                                                  5,804,947                     4,678,600
   Prepaid expenses and other current assets                      267,922                       308,419
                                                             ------------                  ------------
        Total current assets                                   16,518,316                    13,370,463
                                                             ------------                  ------------

Property, plant, and equipment                                  1,650,706                     1,409,817
Other assets                                                    2,129,949                     2,144,660
                                                             ------------                  ------------
        Total assets                                         $ 20,298,971                  $ 16,924,940
                                                             ============                  ============

        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                          $  1,330,075                  $  2,512,204
   Accrued liabilities                                            838,338                       693,699
   Capital lease obligations and long-term debt                   501,993                       617,854
                                                             ------------                  ------------
        Total current liabilities                               2,670,406                     3,823,757
                                                             ------------                  ------------

Preferred stock                                                 6,489,038                            --
Stockholders' equity:
   Class A common stock                                             1,365                         1,414
   Common stock                                                     4,421                         4,341
   Additional paid-in capital                                  22,788,001                    22,685,283
   Notes receivable from stockholders                              (1,841)                       (1,841)
   Accumulated deficit                                        (11,652,419)                   (9,588,014)
                                                             ------------                  ------------
        Total stockholders' equity                           $ 11,139,527                  $ 13,101,183
                                                             ------------                  ------------
        Total liabilities and stockholders' equity           $ 20,298,971                  $ 16,924,940
                                                             ============                  ============



            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 QUARTERS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                               ---------------------------     ---------------------------
                                                   1998           1997            1998            1997
                                               -----------     -----------     -----------     -----------
Revenues                                       $ 2,071,413     $ 1,206,886       4,630,914     $ 2,119,886
Cost of sales                                    1,176,816         922,474       2,646,281       1,884,630
                                               -----------     -----------     -----------     -----------
Gross margin                                       894,597         284,412       1,984,633         235,256
                                               -----------     -----------     -----------     -----------

Operating expenses:
   Research and development                        715,760         455,614       1,428,394         883,026
   Selling, general, and administrative          1,099,028         672,480       2,063,882       1,473,222
                                               -----------     -----------     -----------     -----------
Total operating expenses                         1,814,788       1,128,094       3,492,276       2,356,248
                                               -----------     -----------     -----------     -----------
Operating loss                                    (920,191)       (843,682)     (1,507,643)     (2,120,992)
Interest income, net                                78,656          87,479          93,238          81,471
                                               -----------     -----------     -----------     -----------
Net loss                                          (841,535)       (756,203)     (1,414,405)     (2,039,521)
Accretion on redeemable convertible
preferred stock                                   (650,000)             --        (650,000)             --
                                               -----------     -----------     -----------     -----------
Net loss applicable to holders of
common stock                                   $(1,491,53)     $  (756,203)    $(2,064,405)    $(2,039,521)
                                               ===========     ===========     ===========     ===========

Basic and diluted net loss per share
applicable to holders of common stock          $     (0.26)    $     (0.15)    $     (0.36)    $      (0.49)
                                               ===========     ===========     ===========     ===========
Shares used in basic and diluted per
share computations                               5,774,533       4,879,040       5,767,818       4,146,586
                                               ===========     ===========     ===========     ===========


            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                                  1998                 1997
                                                              ------------         ------------
Cash flows from operating activities:
   Net loss                                                    $(1,414,405)        $ (2,039,521)
   Adjustments  to reconcile net loss to net cash
      used for operating activities:
        Depreciation and amortization                              264,910              110,341
        Expense  related  to  certain
            Class A warrants                                            --              300,000
        Changes in operating assets and liabilities:
            Accounts receivable                                     17,785             (825,030)
            Inventories                                         (1,126,347)          (1,375,671)
            Prepaid expenses  and other assets                      55,208             (789,433)
            Accounts payable                                    (1,182,129)              48,426
            Accrued liabilities                                    144,639              435,294
            Customer deposits                                           --              (43,000)
                                                              ------------         ------------
         Net cash used for operating activities                 (3,240,339)          (4,178,594)
                                                              ------------         ------------

Cash flows from investing activities:
   Purchase of plant and equipment                                (413,040)            (280,695)
   Proceeds from sales of short-term investments                   509,977                   --
   Purchase of investments                                              --           (1,000,000)
                                                              ------------         ------------
         Net cash provided by (used for)
            investing activities                                    96,937           (1,280,695)
                                                              ------------         ------------

Cash flows from financing activities

   Proceeds from Notes Payable                                          --              280,000
   Payments under capital lease obligations                        (28,620)             (23,534)
   Payments of term loan                                          (180,000)            (180,000)
   Decrease in restricted cash on term loan                        312,495                   --
   Proceeds of notes receivable from stockholders                       --               13,507
   Issuance of common stock from option exercises                   95,849               83,822
   Issuance of common stock from warrant exercise                       --              107,037
   Issuance of Series A preferred stock, net                     5,839,038           14,484,240
   Issuance of Class A common stock from option exercise             6,900               74,984
                                                              ------------         ------------

         Net cash provided by financing activities               6,045,662           14,840,056
                                                              ------------         ------------
Net increase in cash and cash equivalents                        2,902,260            9,380,767

Cash and cash equivalents at beginning of period                 2,145,785              619,172
                                                              ------------         ------------

Cash and cash equivalents at end of period                    $  5,048,045         $  9,999,939
                                                              ============         ============

Supplemental cash flow disclosure:
Acquisition of equipment under capital lease
  obligations                                                 $     92,759         $         --
Accretion on redeemable convertible preferred stock           $    650,000         $         --
                                                              ============         ============




            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

   YieldUp International Corporation (the "Company") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates.

BASIS OF PRESENTATION

   The unaudited condensed financial information of the Company furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB/A. The consolidated results of operations for the six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998.

NET LOSS PER SHARE

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from stock options, warrants and preferred stock outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. In the second quarter of 1998 there were 244,099 options, 4,155,000 warrants and 1,142,857 shares issuable upon conversion of outstanding preferred shares, and in the second quarter of 1997 there were 366,821 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

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

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

2. INVENTORIES

   A summary of inventories follows:

                                        JUNE 30,     DECEMBER 31,
                                          1998          1997
                                       ----------    -----------
Raw materials                          $2,368,395    $1,762,780
Work in process                           479,963       941,576
Evaluation units                        1,431,040     1,001,958
Finished goods                          1,525,549       972,286
                                       ----------    ----------
                                       $5,804,947    $4,678,600
                                       ==========    ==========



Evaluation units are installed at potential customers' sites.


3.  CHANGES IN SECURITIES

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

Dilutive effects of conversion of series A preferred stock and exercise of class B warrants; no limit of common stock issuable upon conversion

        The number of shares of Common Stock which may be issued upon conversion of the Series A Shares is dependent upon the trading price of the Company's Common Stock at the time of conversion. To the extent that the trading price of the Common Stock is lower than $10.8625 per share at the time of any conversion of the currently outstanding Series A Shares, the number of Series of Common Stock issuable upon such conversion will increase with resulting dilution to the holders of the Company's Common Stock. There is no minimum conversion price and thus no maximum number of shares of Common Stock into which the Series A Shares may be converted. The Series A Shares also have a cumulative annual dividend of 5% payable in shares of Common Stock upon conversion. The Purchase Agreement also provides for the issuance of additional Series A Shares, subject to certain conditions. Issuance of such additional Series A Shares would result in additional dilution to the holders of the Common Stock.

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

Redemption

The holders of Series A Shares have a right to require the Registrant to redeem the Series A Shares upon the occurrence of certain events, including a Major Transaction, or a Triggering Event, as each is defined in the Certificate of Designation. The redemption price would equal the liquidation value defined below. The Company is accreting its preferred stock carrying value to the redemption amount, over the stock month period ending September 30, 1998.

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

4. LEGAL PROCEEDINGS

        CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in favor of the defendant, YieldUP International Corporation. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgement motion, and the reargument is scheduled for August 1998. There can be no assurance that the court will sustain its original order. If the original order is overturned, the litigation may proceed to trial, and there can be no assurance that the litigation and the associated costs or an unfavorable ajudication will not have a material adverse impact on the company. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.


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


                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

   Revenues increased to $2,071,413 in the second quarter of 1998 from $1,206,886 for the same period in 1997. The increase in revenues in 1998 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems. The Company continues to modify and improve its products, generally based on feedback from its customers and as result has significantly increased its sales to OEM's, and its export sales to Europe. The Company believes these factors, along with an increased market acceptance of the Company's products and the introduction of the Omega product line, which replaced the Olympian and Hercules lines, had a significant impact on the increase in revenues.

   In the quarter ended June 30, 1998, sales to a single customer in Europe, accounted for 36% of revenues. Sales to OEM's accounted for 20% of revenues during the quarter ended June 30, 1998 compared to 12% of revenues during the same period a year ago. Export sales to customers outside North America accounted for 43% of revenues (37% in Europe and 6% in Asia Pacific region) during the quarter ended June 30, 1998 compared to 32% of revenues (20% in Europe and 12% in Asia Pacific region) during the same period a year ago.

   Backlog at June 30, 1998 totaled approximately $3,355,640 compared to approximately $1,243,784 at June 30, 1997 and approximately $2,517,000 at December 31, 1997. The continuing slowdown in the semiconductor equipment and disk drive industries may negatively impact the Company's ability to book new orders in the future until there is a change in the conditions that are reducing capital equipment spending by manufacturers.

GROSS MARGIN

   The Company's gross margin improved to $894,597, or 43.2% of revenues, during the second quarter of 1998 compared to gross margin of $284,412, or 23.6% of revenues, during the same period a year ago. This improvement was due in part to lower manufacturing costs of the new Omega product lines, and in part to increased unit shipments. The Company expects that future gross margins should improve to the extent that unit shipments and revenues increase and the Company is able to continue its transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses were $715,760, or 35% of revenues, in the second quarter of 1998, compared to $455,614 or 38% of revenues, for the same period in 1997. The increase in research and development expenses was due mainly to an increase in engineering personnel compared to the same period a year ago. In addition, in the second quarter of 1998, the Company continued to invest in enhancement of its existing product lines. The Company expects to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses were $1,099,028, or 53% of revenues in the second quarter of 1998, compared to $672,480, or 56% of revenues, for the same period in 1997. The selling, general, and administration expenses increased due to additional commissions related to the increase in revenues, and increase in sales and marketing personnel. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues to the extent revenues increase.

NET INTEREST INCOME

   Net interest income was $78,656 for second quarter of 1998 compared to net interest income of $87,479 for the same period in 1997. The decrease in net interest income was the result of decreased interest income on short-term investments.

NET LOSS

    Net loss applicable to holders of common stock for the second quarter of 1998 was $1,491,535, or basic and diluted net loss of $0.26 per share, compared to a net loss of $756,203, or basic and diluted net loss of $0.15 per share, for the same period a year ago. The net loss for the second quarter of 1998 includes an accretion of the excess of the redemption value over the carrying value of the redeemable convertible preferred stock of $650,000. Excluding the accretion, the net loss for the quarter would be $841,535, or $0.15 per share. Average weighted common shares for the second quarter ending June 30, 1998, were 5,774,533 shares, compared to 4,879,040 shares for the same period a year ago.

   The Company has incurred operating losses in each fiscal quarter since inception. Such losses have been principally the result of the various costs associated with the Company's product development and manufacturing activities as the Company seeks to gain acceptance of its products in the marketplace. There can be no assurance that the Company will be successful in generating future profits from the sales of its products.

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

   Revenues increased to $4,630,914 in the first half of 1998 from $2,119,886 for the same period in 1997. The increase in revenues in 1998 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems as well sales to OEM's, and its export sales to Europe and Asia Pacific region. The Company believes these factors, along with an increased market acceptance of the Company's products, have lead to the increase in sales for the Company's products. The introduction of the Omega product line, which replaced the Olympian and Hercules lines, also had a significant impact on the increase in revenues.

   In the six months ended June 30, 1998, a single customer in North America, Applied Materials, accounted for 20% of revenues, and a single customer in Europe, SGS Thompson, accounted for 16% of revenues. OEM's accounted for 29% of revenues during the six months ended June 30, 1998 compared to 7% of revenues during the same period a year ago. Export sales to customers outside North America accounted for 29%of revenues (17% in Europe and 12% in Asia Pacific region) during the six months ended June 30, 1998 compared to 18% of revenues (12% in Europe and 6% in Asia Pacific region) during the same period a year ago.

GROSS MARGIN

   The Company's gross margin for the six month period ended June 30, 1998 improved to $1,984,633, or 43% of revenues compared to gross margin of $235,256, or 11% of revenues, during the same period a year ago. This improvement was due in part to lower manufacturing costs of the new Omega product lines, and in part to increased unit shipments. The Company expects that future gross margins should improve to the extent that unit shipments and revenues increase and the Company is able to continue its transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses were $1,428,394, or 31% of revenues, in the six months ended June 30, 1998, compared to $883,026 or 42% of revenues, for the same period in 1997. The increase in research and development expenses was due mainly to an increase in engineering personnel compared to the same period a year ago.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses were $2,063,882, or 45% of revenues in the first half of 1998, compared to $1,473,222, or 69% of revenues, for the same period in 1997. The selling, general, and administrative expenses for the period in 1997, include a non-cash expense of $300,000 related to an amendment to certain of the company's Class A warrants to resolve a potential dispute with the holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A Warrants. The terms of certain Class A warrants were amended to give certain Class A warrant holders an additional 0.2 shares of common stock for each Class A warrant exercised. The Company used the Black-Scholes option pricing model to value the Class A warrants before and after the change in terms and determined that the increase in value was approximately $300,000. Excluding this expense, the 1997 expenses would have been $1,173,222, or 55% of revenues. The selling, general, and administration expenses increased due to additional commissions related to the increase in revenues, and increase in sales and marketing personnel. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

NET INTEREST INCOME

   Net interest income was $93,238 for first half of 1998 compared to net interest income of $81,471 for the same period in 1997. The increase in net interest income was the result of increased interest income on short-term investments.

NET LOSS

    Net loss applicable to holders of common stock for the six months ended June 30, 1998 was $2,064,405, or basic and diluted net loss of $0.36 per share, compared to a net loss of $2,039,521, or basic and diluted net loss of $0.49 per share, for the same period a year ago. The net loss for the six month period in 1998 includes an accretion of the excess of redemption value over the carrying value of the redeemable convertible preferred stock of $650,000. Excluding the accretion, the net loss for the quarter would be $1,414,405 or $0.25 per share. Average weighted common shares for the six months ended June 30, 1998, were 5,767,818 shares, compared to 4,146,586 shares for the same period a year ago.

                         LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents, restricted cash, and short term investment balances at June 30, 1998 totaled $6,138,472 compared to $4,058,684 at December 31, 1997.
The increase of $2,079,788 was primary due to the equity financing completed during the first quarter of 1998, which resulted in total net proceeds to the Company of approximately $5.84 million. The net cash used for operating activities during the second quarter of 1998 was approximately $1.74 million. Principal payments of term loan and capital lease obligations for the quarter were approximately $100,000. Restricted cash decreased by $312,000 as a result of an advance on the term loan no longer being required as collateral.

   At June 30, 1998 the Company had accounts receivable of $4,306,975 compared to $4,324,760 at December 31, 1997. Inventories at June 30, 1998 were $5,804,947 compared to $4,678,600 at December 31, 1997. The increase in inventories was primarily due to an increase in raw materials, evaluation units and finished goods. Net property, plant, and equipment was $1,650,706 at June 30, 1998 compared to $1,409,817 at December 31, 1997. The increase in net property and equipment was primarily the result of purchase of manufacturing and computing equipment.

   The accounts payable balance at June 30, 1998 was $1,330,075 compared to $2,512,204 at December 31, 1997. The decrease in accounts payable was due primarily to an increase in payments made during the first and second quarters of 1998.

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

   The Company has also entered into an agreement with a commercial lender for a loan of up to $500,000 for its capital equipment and for a $4,000,000 revolving credit line collateralized by the Company's qualifying accounts receivable, at an interest rate of the lender's prime rate plus 1.25%. The funds available to the Company, if any, under such line of credit will depend on the Company's ability to generate revenues in the near term. The Company believes that the equity financing and the two credit facilities should provide the Company with the necessary funds to finance operations through the next 12 months. The Company may be required to seek additional capital beyond that time, which may result in dilution to the current stockholders. If the Company is unable to obtain the necessary capital, the Company's business and operating results may be materially adversely affected.

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



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in favor of the defendant, YieldUP International Corporation. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the reargument is scheduled for August 1998. There can be no assurance that the court will sustain its original order. If the original order is overturned, the litigation may proceed to trial, and there can be no assurance that the litigation and the associated costs or an unfavorable adjudication will not have a material adverse impact on the Company. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) EXHIBITS

  EXHIBIT NO.                              DESCRIPTION
  -----------                              -----------
     10.X        Line of Credit agreement

     27.1        Financial Data Schedule




(2) REPORTS ON FORM 8-K

Registrant filed a report on Form 8-K on April 8,1998 pursuant to item 5 thereof.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)



Date:  August 14, 1998                 /s/ Raj Mohindra
                                       -----------------------------------------
                                       Raj Mohindra,
                                       President and Chief Executive Officer


                                       /s/ Abhay K. Bhushan
                                       -----------------------------------------
                                       Abhay K. Bhushan,
                                       Executive Vice President and
                                       Chief Financial Officer

                               INDEX TO EXHIBITS


  EXHIBIT
     NO.                DESCRIPTION
  -------               -----------
     10.X        Line of Credit agreement

     27.1        Financial Data Schedule