Form 10QSB
period 1998-09-30
YIELDUP INTERNATIONAL CORP
filed 1998-11-17
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Quarterly for the period ended September 30,1998.

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

Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 12, 1998, Registrant had 5,779,342 shares of Common Stock outstanding, and 1,364,497 shares of Class A Common Stock outstanding for a total of 7,143,839 shares of Common Stock outstanding. As of November 12, 1998, the Company also had 521 shares of Series A Convertible Preferred Stock outstanding. All shares of Common Stock, Class A Common Stock, and Series A Convertible Preferred Stock have par value of $0.001 per share.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

1) Condensed Balance Sheets - September 30, 1998 and December 31, 1997                                 3

2) Condensed Statements of Operations - Three and Nine months ended September 30, 1998 and 1997        4

3) Condensed Statements of Cash Flows - Nine months ended September 30, 1998 and 1997                  5

4) Notes to Financial Statements                                                                      6-9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9-15

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                           15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 15-16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                             17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       17-18

ITEM 5.    OTHER INFORMATION                                                                           18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                            18

SIGNATURES                                                                                             19

PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                         1998               1997
                                                    -------------       ------------
                     ASSETS
Current assets:
   Cash and cash equivalents                         $  4,282,406       $  2,145,785
   Restricted cash                                         94,254            406,749
   Short-term investments                                  10,000          1,506,150
   Accounts receivable, net of allowance for
      doubtful accounts of $938,459 and
      $135,400 at September 30, 1998 and
      December 31, 1997 respectively                    2,348,108          4,324,760
   Inventories, net of reserve for excess
      inventory of $3,368,651
      and $474,823 at September 30, 1998
      and December 31, 1997 respectively                3,124,930          4,678,600
   Prepaid expenses and other current assets              160,272            308,419
                                                     ------------       ------------
        Total current assets                           10,019,970         13,370,463
                                                     ------------       ------------

Property, plant, and equipment                          1,502,183          1,409,817
Other assets                                              148,647          2,144,660
                                                     ------------       ------------
        Total assets                                 $ 11,670,800       $ 16,924,940
                                                     ============       ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $    599,758       $  2,512,204
   Accrued liabilities                                    520,096            693,699
   Capital lease obligations and long-term debt           399,594            617,854
                                                     ------------       ------------
        Total current liabilities                       1,519,448          3,823,757
                                                     ------------       ------------

Preferred stock                                         7,020,000                 --
Stockholders' equity:
   Class A common stock                                     1,364              1,414
   Common stock                                             4,487              4,341
   Additional paid-in capital                          22,859,268         22,685,283
   Notes receivable from stockholders                      (1,841)            (1,841)
   Accumulated deficit                                (19,731,926)        (9,588,014)
                                                     ------------       ------------
        Total stockholders' equity                   $  3,131,352       $ 13,101,183
                                                     ------------       ------------
        Total liabilities and stockholders'
           equity                                    $ 11,670,800       $ 16,924,940
                                                     ============       ============



            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     QUARTERS ENDED                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  1998             1997             1998             1997
                                              ------------     ------------     ------------     ------------
Gross revenues                                $  1,758,525     $  2,034,194     $  6,389,439     $  4,154,080
   Less allowance for sales returns           $  1,023,040     $          0     $  1,023,040     $          0
                                              ------------     ------------     ------------     ------------
Net revenues                                  $    735,485     $  2,034,194     $  5,366,399     $  4,154,080

Cost of sales                                      820,340        1,149,294        3,466,621        3,033,924
   Provision for excess inventory                2,740,910                0        2,740,910                0
                                              ------------     ------------     ------------     ------------
Total cost of sales                              3,561,250        1,149,294        6,207,531        3,033,924

Gross margin (deficit)                          (2,825,765)         884,900         (841,132)       1,120,156
                                              ------------     ------------     ------------     ------------

Operating expenses:
   Research and development                        748,336          392,820        2,176,730        1,275,846
   Selling, general, and administrative          1,868,243          761,562        3,932,125        2,234,784
                                              ------------     ------------     ------------     ------------
Total operating expenses                         2,616,579        1,154,382        6,108,855        3,510,630
                                              ------------     ------------     ------------     ------------
Operating loss                                  (5,442,344)        (269,482)      (6,949,987)      (2,390,474)
   Investment write-off                         (2,000,000)               0       (2,000,000)               0
Interest income, net                                43,799          136,946          137,037          218,417
                                              ------------     ------------     ------------     ------------
Net loss                                        (7,398,545)        (132,536)      (8,812,950)      (2,172,057)
   Accretion on redeemable convertible
     preferred stock                              (680,962)               0       (1,330,962)               0
                                              ------------     ------------     ------------     ------------
Net loss applicable to holders
    of common stock                           $ (8,079,507)    $   (132,536)    $(10,143,912)    $ (2,172,057)
                                              ============     ============     ============     ============

Basic and diluted net loss per share
applicable to holders of common stock         $      (1.39)    $      (0.02)    $      (1.76)    $      (0.46)
                                              ============     ============     ============     ============
Shares used in basic and diluted per share
   computations                                  5,799,938        5,742,537        5,778,525        4,686,304
                                              ============     ============     ============     ============



            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                     September 30,
                                                            -------------------------------
                                                                1998              1997
                                                            ------------       ------------
Cash flows from operating activities:
   Net loss                                                 $ (8,812,950)      $ (2,172,057)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
                    Depreciation and amortization                434,075            128,709
                    Bad debt expense                             427,419            135,400
                    Sales return reserve                         511,040                 --
                    Provision for excess inventory             3,368,651            474,823
                    Expenses  related to certain Class
                      A warrants                                      --            300,000
                    Write-off of investment                    2,000,000                 --
                    Changes in operating assets
                      and liabilities:
                        Accounts receivable                    1,038,193         (1,922,375)
                        Inventories                           (1,814,981)        (2,804,437)
                        Prepaid expenses and
                           other assets                          144,160         (1,868,447)
                        Accounts payable                      (1,912,446)          (162,076)
                        Accrued liabilities                     (173,603)           233,479
                        Customer deposits                             --            (43,000)
                                                            ------------       ------------

                    Net cash used for operating
                      activities                              (4,790,442)        (7,699,981)
                                                            ------------       ------------

Cash flows from investing activities:
   Purchase of plant and equipment                              (433,682)          (307,194)
   Proceeds from sales of short-term investments               1,496,150                 --
                                                            ------------       ------------
                    Net cash provided by (used for)
                      investing activities                     1,062,468           (307,194)
                                                            ------------       ------------

Cash flows from financing activities

   Proceeds from notes payable                                        --            280,000
   Payments under capital lease obligations                      (41,019)           (37,760)
   Payments of term loan                                        (270,000)          (180,000)
   Decrease in restricted cash on term loan                      312,495            107,037
   Proceeds of notes receivable from stockholders                     --             13,507
   Issuance of common stock from option exercises                 95,849            108,237
   Issuance of common stock from warrant exercise                     --         14,495,240
   Issuance of Series A preferred stock, net                   5,760,370                 --
   Issuance of Class A common stock from option exercise           6,900             74,984
                                                            ------------       ------------
                    Net cash provided by financing
                      activities                               5,864,595         14,861,245
                                                            ------------       ------------

Net increase in cash and cash equivalents                      2,136,621          6,854,070

Cash and cash equivalents at beginning of period               2,145,785            619,172
                                                            ------------       ------------

Cash and cash equivalents at end of period                  $  4,282,406       $  7,473,242
                                                            ============       ============
Supplemental cash flow disclosure:
Acquisition of equipment under capital lease
  obligations                                               $     92,759       $         --
Accretion on redeemable convertible preferred stock            1,330,962                 --
                                                            ============       ============



            See accompanying notes to condensed financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

   YieldUP International Corporation (the "Company") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates.

BASIS OF PRESENTATION

   The unaudited condensed financial information of the Company furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB/A. The consolidated results of operations for the quarter and the nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998.

NET LOSS PER SHARE

   Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from stock options, warrants and preferred stock outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. In the third quarter of 1998 there were 348,358 options, 4,155,421 Class B warrants and 4,361,201 shares issuable upon conversion of outstanding preferred shares, and in the third quarter of 1997 there were 220,801 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for those periods.

COMPREHENSIVE INCOME

   In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income" which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive loss for all periods presented herein would not have differed from those amounts reported as net loss in the statements of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after September 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.


2. INVENTORIES

   A summary of inventories follows:

                                           SEPTEMBER 30,      DECEMBER 31,
                                               1998              1997
                                           -------------      ------------
   Raw materials                            $ 1,551,859       $ 1,762,780
   Work in process                              656,086           941,576
   Evaluation units                           2,786,687         1,476,781
   Finished goods                             1,498,949           972,286
                                            -----------       -----------
Gross inventory                             $ 6,493,581       $ 5,153,423
   Less reserve for excess inventory         (3,368,651)         (474,823)
                                            -----------       -----------
Net inventory                               $ 3,124,930       $ 4,678,600
                                            ===========       ===========


During the third quarter ended September 30, 1998 the Company increased the reserve for excess inventory by $2,740,910.

3.  ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 1998 is net of a reserve for sales returns of $511,040 and a reserve for bad debts of $427,419.

4.  INVESTMENT

During the quarter ended September 30, 1998, the Company wrote-off an investment of $2,000,000 and outstanding accounts receivable and loan advances of $666,687 as a result of the insolvency of a semiconductor equipment manufacturer in which the Company had an equity interest.

5.  CHANGES IN SECURITIES

     On March 30, 1998, the Company completed an equity financing in a private placement of Series A Convertible Preferred Stock (Series A Shares) with net proceeds to the Company of approximately $5.76 million. The Company, subject to certain conditions, may exercise a put option for up to an additional $6 million of Series A Shares and the investors, subject to certain conditions, may exercise a call option for up to an additional $6 million of Series A Shares. Significant provisions related to this private placement are as follows:

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

Redemption

    The holders of Series A Shares have a right to require the Registrant to redeem the Series A Shares upon the occurrence of certain events, including a Major Transaction, or a Triggering Event, as each is defined in the Certificate of Designation. The redemption price would equal the liquidation value defined below. The Company is substantially accreting its preferred stock carrying value to the redemption amount, during the six month period ended September 30, 1998.

Limitations on Conversion and Exercise

    The Purchase Agreement provides that the number of shares of the Registrant's Common Stock issuable upon conversion of the Series A Shares cannot exceed 20% of the outstanding shares of the Registrant's Common Stock without the approval of the common stockholders of the Registrant. Likewise, the number of shares of the Registrant's Common Stock issuable from time to time to any single Investor cannot exceed 4.99% or more of the Registrant's outstanding Common Stock.

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

    As of September 30, 1998, the holders of Series A shares had converted 15 shares of preferred stock resulting in issuance of 65,380 shares of common stock.

    On March 4, 1998, the Company issued a warrant to purchase 2,439 shares of its Common Stock to a commercial lender in connection with the establishment of a line of credit. The warrant has an exercise price of $10.25 per share.


6.  LEGAL PROCEEDINGS

   CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in favor of the defendant, YieldUP International Corporation. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. There can be no assurance that the court will sustain its original order in favor of YieldUP. If the original order is overturned, the litigation may proceed to trial, and there can be no assurance that the litigation and the associated costs or an unfavorable adjudication will not have a material adverse impact on the Company. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.



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


                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

    Revenues, net of sales returns of $512,000 and allowance for returns of $511,040, for the third quarter of 1998 were $735,485, compared to $2,034,194 for the same period a year ago, a decrease of 64 percent over third quarter 1997. Gross sales for the third quarter of 1998 were $1,758,525 compared to $2,034,194 for the same period a year ago. The industry downturn became much more severe in the third quarter of 1998, and the Company experienced product returns for the first time in its history. As a result of these unprecedented business conditions, the Company examined all of its receivables and inventory on hand, and has taken an allowance for sales returns of $511,040, as well as an excess inventory reserve of $2,740,910. The Company has further implemented a policy of revenue recognition only on letter of credit or receipt of cash for certain of its customers. The decrease in revenues in 1998 was due to a decrease in the level of shipments and allowances for returns for the Company's cleaning, rinsing, and drying systems due to adverse industry conditions. The Company continues to modify and improve its products, generally based on feedback from its customers and as result has significantly increased its sales to OEM's, and its export sales to Europe.

   In the quarter ended September 30, 1998, sales to a single OEM customer accounted for 15% of gross revenues and sales to a customer in Japan accounted for 13% of gross revenues. Gross sales to OEM's accounted for 29% of gross revenues during the quarter ended September 30, 1998 compared to 20% of gross revenues during the same period a year ago. Export sales to customers outside North America accounted for 49% of gross revenues (27% in Europe and 22% in Asia Pacific region) during the quarter ended September 30, 1998 compared to 22% of gross revenues (10% in Europe and 12% in Asia Pacific region) during the same period a year ago.

   Backlog at September 30, 1998 totaled approximately $962,710 compared to approximately $2,359,214 at September 30, 1997 and approximately $2,517,000 at December 31, 1997. New orders for the third quarter of 1998 were $1,088,602, while cancellations and postponement of orders were $1,646,507. The continuing slowdown in the semiconductor equipment and disk drive industries may negatively impact the Company's ability to book new orders in the future until there is a change in the conditions that are reducing capital equipment spending by manufacturers.


GROSS MARGIN (DEFICIT)

   The Company's gross deficit was $2,825,765, during the third quarter of 1998 compared to gross margin of $884,900, or 43.5% of revenues, during the same period a year ago. The gross deficit was due to lower than expected revenues, sales returns of $512,000, a provision for sales returns of $511,040, and a provision for excess inventory of $2,740,910. The Company expects that future gross margins should improve to the extent that unit shipments and revenues increase and the Company is able to continue its transition to increased shipments of standardized products and lower unit material costs.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses increased to $748,336 in the third quarter of 1998, compared to $392,820 for the same period in 1997. The increase in research and development expenses was due mainly to an increase in research and engineering personnel compared to the same period a year ago, and to the development of new products, technologies and applications. In addition, in the third quarter of 1998, the Company continued to invest in enhancement of its existing product lines. The Company expects to continue to invest in new product research and development and enhancement of existing products. However, these expenses may decline as a percentage of revenues to the extent revenues increase and cost savings are realized from cost reduction measures that have recently been instituted.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses were $1,868,243 in the third quarter of 1998, compared to $761,562 for the same period in 1997. The selling, general, and administrative expenses increased due to an increase in personnel, increased expenses associated with market expansion efforts, and expenses related to the insolvency of a semiconductor equipment manufacturer in which the Company had an equity interest. These expenses which include outstanding receivables and loan advances aggregated $666,867. The Company expects that selling, general, and administrative expenses to decline as a percentage of revenues to the extent revenues increase and cost savings are realized from cost reduction measures that have recently been instituted.

NET INTEREST INCOME

    Net interest income was $43,799 for third quarter of 1998 compared to net interest income of $136,946 for the same period in 1997. The decrease in net interest income of $93,147 was the result of reduced interest income due to lower cash and cash equivalents during the third quarter of 1998 compared to the third quarter of 1997.

NET LOSS

   Net loss applicable to holders of common stock for the third quarter of 1998 was $8,079,507, or a basic and diluted net loss of $1.39 per share, compared to a net loss applicable to holders of common stock of $132,536, or a basic and diluted net loss of $0.02 per share, for the same period a year ago. The net loss for the third quarter of 1998 includes a one-time charge of $2,666,867 related to the insolvency of a semiconductor equipment manufacturer in which the Company had an equity interest of $2,000,000, and loan advances and outstanding receivables of $666,867. On October 19, 1998, the Company was informed that this equipment manufacturer had become insolvent, and while the Company is trying to recover some of this debt, it is unlikely that any significant amount will be collected. The net loss applicable to holders of common stock for the third quarter of 1998 also includes an accretion of the excess of redemption value over the carrying value of the redeemable convertible preferred stock of $680,962. Excluding the one-time charge and the accretion, the net loss for the quarter would have been $4,731,678, or a basic and diluted net loss of $0.82 per share. Average weighted common shares for the third quarter ending Sept. 30, 1998, were 5,799,938 shares, compared to 5,742,537 shares for the same period a year ago.

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




                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
REVENUES

    Net revenues for the nine months ended Sept. 30, 1998, increased to $5,366,399 (net of $512,000 sales returns in the current period and $511,040 in a provision for sales return), compared to $4,154,080 for the same period a year ago, an increase of 29 percent. The increase in net revenues in 1998 was due to an increase in the level of shipments for the Company's cleaning, rinsing, and drying systems as well sales to OEM's, and its export sales to Europe and Asia Pacific region. The Company believes these factors, along with an increased market acceptance of the Company's products, have lead to the increase in sales for the Company's products. The introduction of the Omega product line, which replaced the Olympian and Hercules lines, also had a significant impact on the increase in revenues.

   In the nine months ended September 30, 1998, a single customer in North America, accounted for 15% of gross revenues, and a single customer in Europe accounted for 12% of gross revenues. OEM's accounted for 29% of gross revenues during the nine months ended September 30, 1998 compared to 14.3% of gross revenues during the same period a year ago. Export sales to customers outside North America accounted for 43% of gross revenues (28% in Europe and 15% in Asia Pacific region) during the nine months ended September 30, 1998 compared to 20% of gross revenues (11% in Europe and 9% in Asia Pacific region) during the same period a year ago.


GROSS MARGIN (DEFICIT)

   The Company's gross deficit for the nine month period ended September 30, 1998 was $841,132, compared to gross margin of $1,120,156, or 27% of revenues, during the same period a year ago. The gross deficit was due to the excess inventory reserve of $2,740,910 recorded in the third quarter of 1998 because of excess inventory resulting from declining sales, sales returns of $512,000, and a reserve for sales returns of $511,040. The Company expects that future gross margins should improve to the extent that unit shipments and revenues increase and the Company is able to continue its transition to increased shipments of standardized products and lower unit material costs.


RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses were $2,176,730, or 41% of net revenues, in the nine months ended September 30, 1998, compared to $1,275,846 or 31% of net revenues, for the same period in 1997. The increase in research and development expenses was due mainly to an increase in research and engineering personnel compared to the same period a year ago, and to the development of new products, technologies and applications. The Company expects to continue to invest in new product research and development and enhancement of existing products. However, these expenses may decline as a percentage of revenues to the extent revenues increase and cost savings are realized from cost reduction measures that have recently been instituted.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses were $3,932,125, or 73% of net revenues in the first nine months of 1998, compared to $2,234,784, or 54% of net revenues, for the same period in 1997. The selling, general, and administrative expenses for the period in 1997, include a non-cash expense of $300,000 related to an amendment to certain of the company's Class A warrants to resolve a potential dispute with the holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A Warrants. The terms of certain Class A warrants were amended to give certain Class A warrant holders an additional 0.2 shares of common stock for each Class A warrant exercised. The Company used the Black-Scholes option pricing model to value the Class A warrants before and after the change in terms and determined that the increase in value was approximately $300,000. The selling, general, and administrative expenses increased due to an increase in personnel, increased expenses associated with market expansion efforts, and expenses related to the insolvency of a semiconductor equipment manufacturer in which the Company had an equity interest. These expenses which include outstanding receivables and prepayment deposits aggregated $666,867. The Company expects that selling, general, and administrative expenses may decline as a percentage of revenues to the extent revenues increase and cost savings are realized from cost reduction measures that have recently been instituted.

NET INTEREST INCOME

   Net interest income was $137,037 for first nine months of 1998 compared to net interest income of $218,417 for the same period in 1997. The decrease of $81,380 in net interest income was the result of reduced interest income due to lower cash and cash equivalents during the first nine months of 1998 compared to the same period in 1997.

NET LOSS

     Net loss applicable to holders of common stock for the nine months ended Sept. 30, 1998, was $10,143,912, or a basic and diluted net loss of $1.76 per share, compared to a net loss applicable to holders of common stock of $2,172,057, or a basic and diluted net loss of $0.46 per share, for the same period a year ago. The net loss applicable to holders of common stock for the nine months ended Sept. 30, 1998, includes a one-time charge of $2,666,867 related to the insolvency of a semiconductor equipment manufacturer in which the Company had an equity interest of $2,000,000, and loan advances and outstanding accounts receivable of $666,867, and an accretion of the excess of redemption value over the carrying value of the redeemable convertible preferred stock of $1,330,962. Excluding the one-time charge and accretion, the net loss applicable to holders of common stock for the nine-month period would be $6,146,083, or a basic and diluted net loss of $1.06 per share.

                                YEAR 2000 ISSUES

     By year 2000, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date format with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00". The Company formed a Year 2000 readiness team in 1998, comprising of finance and administration staff, product software engineers, and information technology personnel. The team has examined all of its critical software and operational applications and found no serious potential problems related to Year 2000 issues. The Company believes that the Company's financial information systems have no significant Year 2000 issues, and its computer systems software have no significant Year 2000 issues. The Company did discover one third-party supplied software in one of its products that was operating on a software system which could have a potential Year 2000 issue. The Company is working with this third-party software vendor to determine if there is an issue, and to resolve this potential issue. The costs to address this Year 2000 issue, if it is determined to exist, is expected to be minimal, since the Company has few of these products in the field. The Company's contingency plan is to replace this software, should the problem not be resolvable, with another software that is Year 2000 compliant. The Company's time table to resolve this or any other Year 2000 issue is before the middle of 1999. The Company, however, could be exposed to a potential adverse impact resulting from the failure of financial institutions, customers, and third parties other than the Company's software suppliers, to adequately address the Year 2000 problem. The Company is devoting the necessary resources to identify and resolve any potential present or future Year 2000 issues. The Company expects that the financial institutions and customers are also devoting resources to resolve their Year 2000 issues. Other than any pervasive problem, over which the Company has no control, the Company does not expect the Year 2000 problem to have a material adverse effect on the Company's business, operating results or financial condition.


                         LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents, restricted cash, and short term investment balances at September 30, 1998 totaled $4,386,660 compared to $4,058,684 at December 31, 1997. The increase was primarily due to the equity financing completed during the first quarter of 1998, which resulted in total net proceeds to the Company of approximately $5.76 million. The net cash used for operating activities during the third quarter of 1998 was approximately $1.55 million, and for the first nine months of 1998 was approximately $4.79 million. Principal payments of term loan and capital lease obligations for the third quarter of 1998 were approximately $100,000, and for the first nine months of 1998 were approximately $311,000. Restricted cash decreased by $312,000 as a result of an advance on the term loan no longer being required as collateral.

    At September 30, 1998 the Company had accounts receivable of $2,348,108 compared to $4,324,760 at December 31, 1997. Inventories at September 30, 1998 were $3,124,930 compared to $4,678,600 at December 31, 1997. The decrease in accounts receivable of $1,976,652 was primarily the result of an increase in the bad debts reserve of $258,856, sales returns of $512,000 and a reserve for sales returns of $511,040. The decrease in inventories was primarily due to an excess inventory reserve of $2,740,910 recorded in the third quarter of 1998. Net property, plant, and equipment was $1,502,183 at September 30, 1998 compared to $1,409,817 at December 31, 1997. The increase in net property and equipment was primarily the result of purchase of manufacturing and computing equipment.

   The accounts payable balance at September 30, 1998 was $599,758 compared to $2,512,204 at December 31, 1997. The decrease in accounts payable was due primarily to an increase in payments made during the first nine months of 1998.

   On March 30, 1998, the Company completed an equity financing in a private placement of convertible preferred stock (Series A Shares) with net proceeds to the Company of approximately $5,760,000. The Company, subject to certain conditions, may exercise a put option for up to an additional $6,000,000 of Series A Shares and the investors, subject to certain conditions, may exercise a call option for up to an additional $6,000,000 of Series A Shares.

    The Company has also entered into an agreement with a commercial lender for a loan of up to $500,000 for its capital equipment and for a $4,000,000 revolving credit line collateralized by the Company's qualifying accounts receivable, at an interest rate of the lender's prime rate plus 1.25%. As of September 30, 1998, the Company was out of compliance with certain covenants of the loan agreement. The Company has obtained a waiver of such non-compliance from the lender and has agreed to a reduction of the revolving accounts receivable line of credit from $4,000,000 to $2,000,000. The funds available to the Company, if any, under such line of credit will depend on the Company's ability to generate revenues in the near term. The Company believes that the equity financing and the two credit facilities should provide the Company with the necessary funds to finance operations through the next 12 months. The Company may be required to seek additional capital beyond that time, which may result in dilution to the current stockholders. If the Company is unable to obtain the necessary capital, the Company's business and operating results may be materially adversely affected.

   In response to the severely adverse industry conditions and the decline in order backlog, the Company has taken additional cost-cutting measures including a further 10 percent reduction in workforce. In total, the Company has decreased its workforce by 30 percent to 55 employees. The senior management of the Company is also taking an average of a 10 percent reduction in salary. The Company expects that these reductions combined with other aggressive cost cutting measures will be effective in aligning the Company's on-going operating costs with its expected level of operations for the near-term.


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


DILUTIVE EFFECTS OF CONVERSION OF SERIES A PREFERRED STOCK AND EXERCISE OF CLASS B WARRANTS; NO LIMIT OF COMMON STOCK ISSUABLE UPON CONVERSION

     The number of shares of common stock which may be issued upon conversion of the series A preferred stock is dependent upon the trading price of the Company's common stock at the time of conversion. To the extent that the trading price of the common stock is lower than $10.8625 per share at the time of any conversion of the currently outstanding series A preferred stock, the number of shares of common stock issuable upon such conversion will increase with resulting dilution to the holders of the Company's common stock. There is no minimum conversion price and thus no maximum number of shares of common stock into which the series A preferred stock may be converted. Further, the number of shares of common stock issuable upon conversion of each series A Share increases by at least 5% per year until conversion. The Purchase Agreement also provides for the issuance of additional series A preferred stock, subject to certain conditions. Any issuance of additional series A preferred stock would result in additional dilution to the holders of the common stock. In order to comply with the rules of the Nasdaq Stock Market which require stockholder approval for issuances of 20% or more of the Company's outstanding stock, the number of shares of the Company's common stock issuable pursuant to the Purchase Agreement cannot exceed 20% of the Company's outstanding common stock unless the Company obtains the approval of the Company's stockholders; the Company has obtained such approval at its 1998 Annual Meeting of Stockholders. If (a) the market price of the Company's common stock declines significantly and (b) a number of other conditions are satisfied or waived (as set forth in the Company's Certificate of Incorporation), then it is possible that a sufficiently large number of shares of common stock could be issued upon conversion of the series A preferred stock that a change of control of the Company could occur. In addition, the Company has approximately 4,155,421 Class B Warrants outstanding. Each Class B Warrant entitles the holder to acquire one share of common stock upon payment of the exercise price of $11.00, which price is subject to reduction in the event that the Company issues shares of common stock at a price less than the fair market value on the date of issuance. Because the holders of Class B Warrants will likely only exercise their purchase right at a time when the price of the common stock is higher than $11.00 per share, holders of common stock at the time of exercise will suffer dilution.



SHARES ELIGIBLE FOR FUTURE SALE; REDEMPTION OF SERIES A PREFERRED STOCK

      Sales of substantial amounts of common stock in the public market following the conversion of the series A preferred stock and the subsequent sale of shares of common stock issuable upon such conversion could adversely affect the prevailing market price of the common stock and the Company's ability to raise capital in the future. The Company will have a total of 4,486,771 shares of common stock outstanding, based upon the number of shares outstanding as of September 30, 1998, all of which are eligible for sale in the public market, subject in some cases to certain volume restrictions and other conditions imposed by Rule 144 under the Securities Act of 1933. In addition, the shares of common stock issuable upon conversion of the Preferred Stock will also be freely tradable.

     The holders of series A preferred stock have a right to require the Company to redeem the series A preferred stock upon the occurrence of a Major Transaction or a Triggering Event (as defined in the Certificate of Designation). There can be no assurance that the Company would have adequate financial resources to fund such a redemption when required to do so. Such a redemption would likely deplete the Company's cash and cash equivalents and amounts available under its line of credit agreement. Additionally, because a change of control transaction could trigger a redemption, the existence of the series A preferred stock could discourage potential acquirers from entering into such a transaction with the Company.


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against the Company in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of the Company's products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in favor of the defendant, YieldUP International Corporation. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs were filed by both parties. There can be no assurance that the court will sustain its original order. If the original order is overturned, the litigation may proceed to trial, and there can be no assurance that the litigation and the associated costs or an unfavorable adjudication will not have a material adverse impact on the Company. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying condensed financial statements.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 30, 1998, the Company completed an equity financing in a private placement of Series A Convertible Preferred Stock (Series A Shares) with net proceeds to the Company of approximately $5.76 million. The Company, subject to certain conditions, may exercise a put option for up to an additional $6 million of Series A Shares and the investors, subject to certain conditions, may exercise a call option for up to an additional $6 million of Series A Shares. Significant provisions related to this private placement are as follows:

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

Redemption

    The holders of Series A Shares have a right to require the Registrant to redeem the Series A Shares upon the occurrence of certain events, including a Major Transaction, or a Triggering Event, as each is defined in the Certificate of Designation. The redemption price would equal the liquidation value defined below. The Company is substantially accreting its preferred stock carrying value to the redemption amount, over the stock month period ending September 30,1998.

Limitations on Conversion and Exercise

    The Purchase Agreement provides that the number of shares of the Registrant's Common Stock issuable upon conversion of the Series A Shares cannot exceed 20% of the outstanding shares of the Registrant's Common Stock without the approval of the stockholders of the Registrant. Likewise, the number of shares of the Registrant's Common Stock issuable from time to time to any single Investor cannot exceed 4.99% or more of the Registrant's outstanding Common Stock.

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

    As of September 30, 1998, the holders of Series A shares had converted 15 shares of preferred stock resulting in issuance of 65,380 shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following are the results of matters which were submitted to a vote of security holders at the Company's Annual Meeting of Stockholders held on August 20, 1998.


Proposal 1 - Election of Class III Directors

                                 For              Against             Abstain
                             ----------           -------             -------
Raj Mohindra                 10,506,126            40,800               0
Werner Kern                  10,506,126            40,800               0


     In addition to Mr. Mohindra and Mr. Kern, the terms of office of Abhay Bhushan, Suraj Puri and Paul Gupta will continue until their successors are duly elected and qualified in accordance with the terms of the Company's Certificate of Incorporation and By-laws, each as amended to date.

     On September 28, 1998, Dr. Daniel L. Flamm, president, Microtechnology Analysis Group joined the YieldUP board of directors and replaced Mr. Werner Kern, president of Werner Kern Associates. Dr. Flamm holds degrees from M.I.T. and key patents in the semiconductor equipment technologies.


Proposal 2 - Proposal to amend the 1995 Employee Stock Option Plan to increase the number of shares reserved for issuance by 300,000 additional shares

   For                Against             Abstain
----------            -------             -------
10,252,536            265,170              28,500



Proposal 3 - Proposal to amend the 1995 Outside Directors Stock Option Plan to increase the number of shares reserved for issuance by 100,000 additional shares

   For                Against             Abstain
----------            -------             -------
10,218,406            298,600              29,200



Proposal 4 - Proposal to approve the issuance of the Company's Common Stock upon conversion of the Series A Preferred Stock

   For                Against             Abstain
----------            -------             -------
10,356,386            134,500              55,320


Proposal 5 - Proposal to ratify the appointment of KPMG Peat Marwick L.L.P. as the independent public accountants of the Company

   For                Against             Abstain
----------            -------             -------
10,452,306            72,500               21,400


      A complete description of the matters submitted to the security holders of the Company is contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders distributed to the Company's stockholders on or about July 24, 1998.


ITEM 5.   OTHER INFORMATION

      None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(1) EXHIBITS

      EXHIBIT NO.                         DESCRIPTION
      -----------                         -----------
        3.1*    Articles of Incorporation

        3.2**   Bylaws

        4.1***  Certificate of Designations, Rights and Preferences for the
                Series A Preferred Stock

        4.2***  Form of Securities Purchase Agreement for Series A Preferred
                Stock

        4.3***  Form of Registration Rights Agreement for Series A Preferred
                Stock

        22****  Definitive Proxy Statement

        27.1    Financial Data Schedule

           *    Incorporated by reference to Form SB-2 (Registration No.
                33-97792-LA

          **    Incorporated by reference to the Company's annual report on Form
                10-K SB and filed with the Commission on March 31, 1998

         *** Incorporated by reference to the Company's Form 8-K filed on April 8, 1998

        ****    Filed with the Commission on July 22, 1998



(2)     REPORTS ON FORM 8-K

        Registrant filed a report on Form 8-K on April 8, 1998 pursuant to item 5 thereof

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)



Date: November 13, 1998
                                           /s/ Raj Mohindra
                                           -------------------------------------
                                           Raj Mohindra,
                                           President and Chief Executive Officer


                                           /s/ Abhay K. Bhushan
                                           -------------------------------------
                                           Abhay K. Bhushan,
                                           Executive Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


      EXHIBIT NO.                         DESCRIPTION
      -----------                         -----------
        3.1*    Articles of Incorporation

        3.2**   Bylaws

        4.1***  Certificate of Designations, Rights and Preferences for the
                Series A Preferred Stock

        4.2***  Form of Securities Purchase Agreement for Series A Preferred
                Stock

        4.3***  Form of Registration Rights Agreement for Series A Preferred
                Stock

        22****  Definitive Proxy Statement

        27.1    Financial Data Schedule

           *    Incorporated by reference to Form SB-2 (Registration No.
                33-97792-LA

          **    Incorporated by reference to the Company's annual report on Form
                10-K SB and filed with the Commission on March 31, 1998

         *** Incorporated by reference to the Company's Form 8-K filed on April 8, 1998

        ****    Filed with the Commission on July 22, 1998