Form 10KSB
period 1998-12-31
YIELDUP INTERNATIONAL CORP
filed 1999-03-15
CIK 1002176

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ____________

                           COMMISSION FILE NO. 0-27104

                        YIELDUP INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN OUR CHARTER)

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

         Check whether the issuer: 1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Our revenues for the fiscal year ended December 31, 1998 were $6,732,574.

         The aggregate market value of the voting stock held by non-affiliates of YieldUP International Corporation, based upon the closing price of our common stock on December 31, 1998 in the over-the-counter-market, was approximately $12,124,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded for purposes of the preceding computation, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of December 31, 1998, we had 6,891,979 shares of common stock outstanding and 1,364,497 shares of Class A common stock outstanding for a total of 8,256,476 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Proxy Statement for our 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB Report.

         Transitional Small Business Disclosure Format YES [ ] NO [X]

         The exhibit index appears on page 38 of this Form 10-KSB Report.


================================================================================

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

MERGER

     On January 21, 1999, YieldUP International Corporation ("YieldUP") entered into a definitive agreement with FSI International, Inc. ("FSI"), for FSI to acquire all of its outstanding stock. The form of the transaction will be a merger ("the Merger"). Under the terms of the definitive agreement, YieldUP stockholders will receive $0.7313 in cash and 0.1567 of a share of FSI common stock for each share of YieldUP common stock. YieldUP option holders will receive substitute options entitling them to purchase FSI common stock. When the Merger becomes effective, each outstanding warrant to purchase shares of our common stock under any warrant agreement will become a right to acquire FSI common stock. The warrants will be subject to substantially the same terms and conditions as they were prior to the Merger. Each warrant, upon payment of the exercise price, will entitle the holder to receive $.7313 cash and .1567 of a share of FSI common stock for each share of YieldUP common stock the warrant holder is entitled to. Completion of the transaction is subject to certain closing conditions including, among other things, approval of the Merger by the stockholders of YieldUP. FSI and YieldUP anticipate that the transaction will be completed in late April or early May of 1999. As part of the agreement to be acquired by FSI, we also granted FSI a non-exclusive royalty-bearing license to our patent portfolio.

GENERAL

     We develop, manufacture, and market cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates. Based on the results obtained by customers using our products, we believe our technology allows more thorough and efficient cleaning, rinsing and drying than conventional approaches, and that the products based on our technology may enable manufacturers to obtain improvements in the percentage of good product produced, or yield. Our cleaning, rinsing and drying products also reduce the usage of certain environmentally hazardous materials, and occupy less floor space when compared to conventional equipment. We currently have approximately 120 cleaning, rinsing and drying systems installed at about 80 customer sites in the semiconductor, semiconductor equipment, magnetic disk, flat-panel display, and photo-mask industries.

     Disc-shaped wafers composed of silicon are the foundation on which integrated circuits ("ICs") are manufactured in semiconductor fabrication facilities. During the typical four to six week process of fabricating IC's on these wafers, semiconductor manufacturers typically clean, rinse and dry the wafers several times to prepare the wafer for the next IC fabrication step. For example, before and after many steps such as etching and deposition of materials, the manufacturer must thoroughly clean, rinse and dry the wafers to remove any contaminants or moisture. The likelihood of completing these steps successfully and producing good ICs depends significantly upon the cleanliness of the wafers throughout all the process steps. Our products are designed to reduce wafer particle contamination, stains, surface roughness, and other defects that reduce IC yields, offering a cost-effective, integrated cleaning, rinsing and drying system using patented filtration, rinsing and drying technology with no mechanical motion and greatly reduced use of environmentally hazardous materials.

     We are marketing our products for application at several points in the IC fabrication process, and for use in the manufacturing processes of magnetic disks, photo-masks and flat-panel displays. We believe that there are numerous sites within typical high technology manufacturing facilities where manufacturers could improve processes and reduce defects by replacing or retrofitting existing equipment with our products.

     Our products include the CleanPoint de-ionized water filtration system, the Omega 1000 Rinsing and Drying System designed to replace the conventional Spin-Rinse Dryers ("SRD's"), the Omega 2000 Cleaning, Rinsing and Drying system designed to handle large substrates including 12 inch (300mm) wafers and flat panels, and the Omega 4000 Cleaning Rinsing and Drying system that provides integrated hydrofluoric acid cleaning capability. We are also developing new products and technology, which we expect to market in the latter half of 1999 and 2000.

     During the year ended December 31, 1998 our revenues, net of sales returns of $512,000 and allowance for returns of $747,429 were $6,732,574, compared to $7,465,447 for the year ended December 31, 1997. The decrease in revenue of 10% in 1998 over 1997 was due to a decrease in the level of shipments and sales returns and provision for returns for our cleaning, rinsing, and drying systems as a result of adverse industry conditions. We continue to modify and improve our products, generally based on feedback from our customers, and have increased our sales to OEM customers, and our export sales to Europe.

     Our cost of sales was $7,309,387 for the year ended December 31, 1998, and $5,964,228 for the year ended December 31, 1997. Our gross deficit was $576,813 for the year ended December 31, 1998, compared to a gross margin of $1,501,219 or 20.1% for the year ended December 31, 1997. The gross deficit was due to lower than expected revenues, sales returns and provision for sales returns of $1,259,429, and a provision for excess inventory of $2,740,910. Our cost of sales remained high during 1998 due to manufacturing expenses being allocated over relatively few units. We expect that future gross margins should improve to the extent unit shipments and revenue increase and we are able to continue our transition to increased shipments of standardized products and lower unit material costs.

PRODUCTS

     Through analyzing the fabrication process of leading semiconductor manufacturers, we determined that the cleaning, rinsing and drying steps of the manufacturing process present a significant, unfilled opportunity for yield improvement. We have developed and are marketing equipment that incorporates our patented cleaning, rinsing, and drying technologies which we believe may help manufacturers achieve significant contamination reduction, and resulting yield improvement. We currently market the following products:

CleanPoint Water Filtration System

     The CleanPoint Water Filtration System is a patented de-ionized water filtration system designed to eliminate microscopic particle contamination in de-ionized water at the point of use. The CleanPoint system is an integral part of our cleaning, rinsing, and drying systems and is also marketed independently for other filtration applications.

Omega 1000

     The Omega 1000 system is a low cost, stand-alone rinsing and drying system with a small footprint designed to replace conventional SRD technology in semiconductor manufacturing facilities. It has an advanced two-chamber design which provides two independently controlled rinsing and drying chambers for increased flexibility and throughput. The Omega 1000 incorporates our patented Surface Tension Gradient ("STG") drying technology and patented CleanPoint water filtration system. This process is designed to reduce contamination and water spots, which can be left by conventional equipment.

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

Omega 2000

     The Omega 2000 system is an integrated cleaning, rinsing and drying system that uses the same rinse and dry technology as in the Omega 1000 and couples it with additional cleaning options and system control capabilities. The Omega 2000 system combines the advantages of immersion technology and the convenience of full flow processors and is designed to process larger substrates at higher throughputs. We offer chemical injection and megasonic cleaning as options on the Omega 2000. We procure these cleaning subsystems from one of several manufacturers of such systems. The Omega 2000 is available as a stand-alone system or as a drop-in upgrade to an existing wet bench system. The drop-in upgrade version of the Omega 2000 is being marketed to wet bench manufacturers (Original Equipment Manufacturers or OEM's) as the Omega 2100 system.

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

Omega 4000

     The Omega 4000 is a cleaning, rinsing and drying system that builds on the Omega 2000 product by offering an integrated hydrofluoric acid (HF) cleaning capability in addition to the cleaning, rinsing, and drying capabilities found on the Omega 2000 product. The HF cleaning module allows more thorough cleaning of certain types of processed wafers than the Omega 2000. We procure the HF capability from one of several manufacturers of such systems. The Omega 4000 system is also configured with robotics for wafer cassette handling.

     The list price of the Omega products ranges from $95,000 for the Omega 1000 to $500,000 for the fully configured Omega 4000.

     We are devoting substantial resources to the development of new types of cleaning, rinsing and drying systems based on the development of new technologies and our patented technologies that can greatly simplify and enhance wet processing. No assurance can be given that these development efforts will be successful or that any products developed will achieve commercial success.

STRATEGY

     Our goal is to become a leading provider of cleaning, rinsing, and drying equipment used in modern semiconductor manufacturing facilities. We are marketing our products and providing evaluation systems to leading IC and wafer manufacturers for wet processing applications with a very high IC yield leverage. We believe that integration of our products into the manufacturing lines of several major semiconductor manufacturers will provide support for sales into other manufacturers' facilities. In addition, we are marketing our products to the research and development areas within the semiconductor companies to gain acceptance of our technology in the development of future semiconductor manufacturing processes that require lower contamination. We have also achieved success in additional markets for our products in other defect sensitive industries including magnetic disks, flat panel displays, and photo-masks.

     We have adapted our products to capitalize on the expected shift in the semiconductor industry from six and eight inch (150mm and 200mm) silicon wafers to twelve inch (300mm) silicon wafers. That move will require IC manufacturers to either refurbish existing manufacturing sites or construct new ones. During the transition to larger wafers, we expect that semiconductor manufacturers will reevaluate those aspects of the manufacturing process which have a significant impact on yield, since the potential losses associated with reduced yield will increase as wafer size increases and critical dimensions decrease.

     We also sell to manufacturers of wet benches who act as OEM's for us, and incorporate our rinsing and drying systems into their existing or new automated wet benches. Because many customers want automated wet benches which incorporate rinsing and drying technologies such as that available from us, it is important that we work with the manufacturers of automated wet benches to penetrate this customer base. Generally, we sell our products to our OEM partners at a discounted rate based upon volume purchases. We have previously announced such OEM partner relationships and intend to continue our OEM relationships. We expect a significant part of our future business may come from OEM sales.

     We are additionally targeting the magnetic disk and flat panel display markets, and have achieved initial success in adapting our technology to the needs of these industries. We have recruited qualified personnel and obtained the required test and measurement system for our laboratory for this purpose. We believe that a significant part of our future business may come from disk and flat panel display manufacturers.

CUSTOMERS, MARKETING AND SERVICE

     We are marketing our cleaning, rinsing, and drying systems for application at several points in the IC fabrication process. Thus, potential customers with large manufacturing facilities could potentially have use for several of our products within a single facility. We have sold systems to semiconductor manufacturers who have integrated our products into existing or new wet benches or have used them in a stand-alone configuration. We have also sold systems to semiconductor equipment manufacturers, magnetic disk manufacturers, flat panel display manufacturers, and photo-mask manufacturers. We are collaborating with several automated wet-bench manufacturers, for integrating our systems into the wet-benches of these manufacturers.

     In the United States, we market our products through direct customer contact and manufacturer representatives. These representatives provide sales support to end-users in their territories. We use our own personnel to provide service support for end-users in the United States. In Europe, we market our products through divisions of Teltec Semiconductor, which provide both sales and service support to end-users. In Japan, we distribute our products through Kanematsu Semiconductor Corp., which provides both sales and service support to end-users. Other distributors include Premtek in Taiwan, Sekwang Hitech Company in South Korea, and WKK in Singapore. We have agreements with our representatives and distributors which generally grant the representative or distributor an exclusive right to sell products in a specified territory and allow termination by either party without cause on 90 days written notice.

     In the United States, we use our own personnel for all equipment installations, field service and maintenance. In Europe, we have agreements with divisions of Teltec Semiconductor to perform all equipment installations, field service and maintenance. In Japan, we have similar agreements with Kanematsu Semiconductor, and are similarly using our distributors in Taiwan, Singapore and South Korea. We typically provide customers with a twelve-month warranty covering parts and labor.

     During 1997 and 1998, the major portion of our revenues came from shipments to North America, with a smaller portion of revenues coming from shipments to Asia-Pacific region and from shipments to Europe.

BACKLOG

     We schedule production of our systems based upon backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog only those customer orders for systems for which we have accepted purchase orders and for which delivery has been specified within twelve months, as well as orders for spare parts and service and support of systems. We have not entered into any long-term purchase agreements with any customers. Customers commit to purchase our products by issuing purchase orders. The timing of the purchase orders' issuance depends on the customer's delivery requirements.

     Our backlog of orders was approximately $1,348,520 as of December 31, 1998, all of which we expect to deliver within the next six months. The systems included in the backlog have been ordered by semiconductor manufacturers, original equipment manufacturers, and magnetic disk manufacturers. The equipment requirements of manufacturers cannot be determined with accuracy, and therefore our backlog at any particular date is not indicative of future growth. In addition, because of possible changes in delivery schedules, the ability of customers to cancel, defer or reschedule, and potential delays in system shipments, our backlog at any particular date is not necessarily representative of actual sales of any succeeding period. Further, all potential sales will depend on final delivery and testing of equipment.

MANUFACTURING, ASSEMBLY AND TESTING

     Our equipment manufacturing operations consist of assembly of subsystems into final configuration and final testing in a cleanroom prior to customer shipment. We fabricate certain custom plastic components that are incorporated into our systems, and also procure subsystems and materials from a number of distributors and multiple outside suppliers.

     Our strategic goal is to continue to use contract manufacturers for our standard subsystems as manufacturing volume increases and product designs mature. We do not have written contracts with our suppliers and choose suppliers based on considerations of quality, cost and delivery time.

PRODUCT DEVELOPMENT

     We incurred research and development expenses of $2,749,925 in 1998 and $2,021,790 in 1997. Research and development expenses represent costs incurred for the design and development of new products, the redesign of existing products, and the costs associated with technology development. None of our research and development costs in 1998 and 1997 were paid for by customers, or other outside organizations.

     The market for semiconductor fabrication equipment is characterized by rapid technological advancement and product innovation. We believe that development of new products will be required to allow us to compete effectively in the market. As of December 31, 1998, we had 20 full-time employees whose duties included research and development. We intend to hire additional research and development personnel in 1999.

     We have established an advanced applications laboratory complete with a Class 1 cleanroom and measurement and test equipment to assist in the development of our processes and products, perform customer demonstrations and evaluations, and assure the quality of products shipped to customers. We intend to continue our research and development activities through internal research and cooperative research relationships with customers and other technology companies.

     We intend to continue product enhancement programs focusing on improving reliability and performance, developing additional features and capabilities, increasing throughput capacity, promoting ease of equipment operations, and reducing costs. We also believe we can improve standardization of our systems, and improve product quality, reduce costs and shorten lead times using contract manufacturing and pre-fabricated items.

EMPLOYEES

     On December 31, 1998, we had 55 full-time employees, including 20 in manufacturing, 18 in research, engineering and product development, 11 in sales and marketing and 6 in finance and administration. All of the employees were located in the United States. No employee of YieldUP is currently represented by a labor union. Management considers employee relations to be good.

     We intend to add employees from time to time as necessary to meet our evolving management, research and development, sales and marketing, service and manufacturing needs. We believe that our future success is dependent to a significant degree on our ability to attract and retain additional skilled personnel to enable us to develop our business and compete.

BUSINESS RISKS

     In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating YieldUP and our business. This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

     Our operations are subject to numerous risks, including unforeseeable expenses as well as specific risks of the semiconductor equipment industry. We may never achieve profitable operations. See "Financial Statements" and the accompanying Notes.

The Semiconductor Industry is Experiencing a Downturn Which May Materially and Adversely Affect Us

     The semiconductor equipment industry is highly cyclical and has historically experienced periodic and often prolonged downturns. Currently, the industry is in the midst of such a downturn. We can neither predict nor avoid such downturns. A downturn in the semiconductor industry could materially adversely affect our backlog level, business, financial condition, and results of operations. Any downturn in the market demand for integrated circuits would likely reduce to an even greater extent the willingness of the manufacturers of semiconductor devices to make substantial capital expenditures and would adversely affect our business, financial condition, and results of operations.

We Have Experienced Operating Losses in the Past and We Expect to Sustain Losses in the Future

     We have experienced significant operating losses since our inception in June 1993 and only commenced significant shipments of our products in the fourth quarter of 1995. We have experienced net losses of $11,361,922 in 1998, $3,993,642 in 1997 and $3,374,035 in 1996. Accordingly, we
have a limited operating history on which to base the evaluation of our business, and our prior operating results are not indicative of the results which may be achieved in the future. As of December 31, 1998, our accumulated deficit was $20,949,936. Our operating losses have been and will continue to be principally the result of the various costs associated with our product development, manufacturing, and sales and marketing activities. We may never achieve profitability if we remain an independent entity and FSI may not be able to generate profits from the acquired operations of YieldUP.

     We believe that our existing capital resources will not enable us to fund our operations through 1999. We will need to obtain additional capital to fund our operations in 1999, which may result in dilution to the current stockholders. The existence of Class B warrants may also complicate future capital raising activities because of their potentially dilutive effect on the purchasers of equity securities and the anti-dilution provisions of the Class B warrants. These anti-dilution provisions could reduce the exercise price of the Class B warrants. If we are unable to obtain the necessary capital, we will be required to significantly curtail operations.

     In December 1998, we redeemed all outstanding shares of the Series A preferred stock for approximately $6 million which significantly reduced our available capital resources.

     On December 14, 1998, we issued a promissory note in the principal amount of $500,000 to Abhay Bhushan, a director and chief financial officer of YieldUP, bearing interest at the rate of nine percent (9.0%) per annum. The purpose of the loan was to redeem the Series A preferred stock. The promissory note was repaid in full on January 29, 1999.

     On March 4, 1998, we granted 2,439 five year warrants to a commercial lender to purchase YieldUP common stock at an exercise price of $10.25 per share, to secure a commitment to receive a loan for up to $500,000 for our capital equipment, at an interest rate equal to the lender's prime rate (7.75% at December 31, 1998) plus 1.75%, and to create a $4 million revolving credit line collaterized by our qualifying accounts receivable, at an interest rate equal to the lender's prime rate plus 1.25%. In November 1998, the revolving credit line was reduced from $4,000,000 to $2,000,000. As of December 31, 1998, we were not in compliance with certain covenants of the loan agreement. We obtained a waiver of such non-compliance from the lender through January 31, 1999 and are currently in negotiation with such lender to restructure the covenants and terms of the loans.


     On May 5, 1998, we issued 5,149 shares of common stock upon the net exercise of a warrant held by a commercial lender.

Our Products Employ Proprietary Technology and this Technology May Infringe on the Intellectual Property Rights of Third Parties

     We rely on patent, trade secret and copyright protection for our products and technology. We have obtained eight United States patents since 1996 relating to our cleaning, rinsing and drying products and technologies and have filed twenty-four additional U.S. and foreign patent applications. The process of obtaining patents can be expensive and our patent applications may not result in the issuance of patents. Our issued patents may not provide us with meaningful competitive advantages, and challenges may be issued against the validity and enforceability of any patent issued to us.

     We also rely on trade secrets and proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. However, these agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may become known to or independently developed by others.

     In the absence of significant patent or other proprietary protection, competitors may be able to copy our technology or design approaches, replicate our processes or gain access to our trade secrets. Moreover, our competitors may be able to develop technologies similar to or more advanced than our products or technology. Our current or future products may infringe on the patents of others.

     There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Increased sales of our products could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to:

     - enforce patents issued to us;

     - to protect trade secrets or know-how owned by us;
     - to defend us against claimed infringement of the rights of others; and
     - to determine the scope and validity of the proprietary rights of others.


     Any such litigation would likely result in substantial cost and diversion of effort, which by itself could have a material adverse effect on our business, financial condition and operating results. Further, adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition and results of operations. See "Legal Proceedings."

We May Not Be Able To Successfully Compete in the Highly Competitive Semiconductor Manufacturing Market

     There is intense competition in the markets for our products. Our smaller resources and yet to be fully proven products make us extremely vulnerable to competition from larger companies, many of which have significantly greater financial, employee, product development and marketing resources. Leading competitors have a larger installed base of products which can provide them with a significant advantage over us because our technology has not been widely deployed and therefore presents potential customers with uncertainty not associated with existing equipment. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long term viability and product support. We may not be able to overcome these disadvantages.

     Competition for our products currently comes from makers of traditional and new cleaning, rinsing, and drying equipment. These competitors may be able to develop new products or improve their existing products which, when combined with their existing market presence, would make our products obsolete or unmarketable. Any such development would have a material adverse effect on us. We may not be able to penetrate the wet processing equipment market and convince semiconductor or other manufacturers to install our systems either directly or through retrofitting in place of existing equipment. Additional competition for our products also currently comes from a large number of small companies making cleaning, rinsing, and drying equipment which is less expensive than our products. Because our products sell for significantly higher prices than such products, we may not be able to compete effectively against them without lowering our prices.

     We also expect that competition may arise from new competitors and from new technological approaches adopted by new and existing competitors. Because of the increasing focus on yield management in the semiconductor manufacturing industry, equipment manufacturers are likely to put an increased emphasis on contaminant reduction. Thus, competitive technologies or new manufacturing techniques may be developed which could make our products obsolete, thereby materially adversely affecting us. If we are unable to respond to the challenges of competition, including changes in cleaning, rinsing, and drying of semiconductor or other manufacturing processes, we may not able to achieve or maintain profitability at a level required to support our survival or growth.

     Our competitors include manufacturers of spin rinse dryers such as Verteq and Semitool, IsoPropyl alcohol dryer manufacturers such as S&K and integrated wet processing system manufacturers such as SCP Global Technologies, Sub Micron Systems, Steag, FSI International, CFM Technologies, and Dai Nippon Screen. Several of these competitors are also our customers.

     We currently compete principally on the basis of superior contamination reduction, better price/performance, improved equipment reliability, smaller footprint, lower operating costs, and reduction in hazardous chemical usage. We believe that these factors as well as the ease of use, price, reputation, service and familiarity are important competitive criteria for selection of cleaning, rinsing and drying equipment by potential customers. These factors may not give us a competitive edge in the future and any failure to do so may have a material adverse impact on our business or operating results.

We May Not Be Able To Adequately Diversify Our Products

     We anticipate that the substantial majority of our future revenues will come from sales of our cleaning, rinsing, and drying systems. Our revenues declined in 1998 partially as a result of a substantial downturn in the semiconductor industry. Should the demand for, or pricing of, our products decline due to:

     - increased competitive pressure;
     - the introduction of superior systems or processes;
     - changes in the semiconductor, magnetic or optical disk, flat panel display or photo-mask industries; or
     - other factors; then

our business, financial condition and results of operations would be materially adversely affected.

     Our ability to diversify our operations through the introduction and sale of new products and broader acceptance of our cleaning, rinsing, and drying systems is dependent on the success of our continuing research, product development and engineering activities, as well as our marketing efforts. We may not be able to develop, acquire, introduce or market new products in a timely or cost-effective manner and any new products or improvements we develop may not achieve market acceptance or result in acceptable profit margins.
Accordingly, we are dependent on overall market acceptance of our products.

Our Operating Results Can Vary Substantially From Quarter To Quarter

     We expect to derive a substantial portion of our revenues from the sale of a relatively small number of systems, which typically range in list price from $95,000 to $500,000. As a result, a small reduction in number of systems shipped in a quarter due to changing demand, rescheduling or cancellation of an order, or supplier delays would have a material adverse effect on our revenues and results of operations for that quarter.

     In addition, our need for continued investment in research and development and sales, marketing and service will limit our ability to reduce expenses in response to any such decrease in sales. If our anticipated level of revenues is not achieved for a particular period, our operating results could be adversely affected by our inability to reduce costs. Because we build certain sub-assemblies according to forecast, a reduction in customer orders could also result in excessive inventories which could adversely affect our results of operations and liquidity. The impact of these and other factors on our operating results in any future period cannot be accurately forecast.

We May Not Have an Adequate Supply of Our Product Because We Depend on Third Parties for Supplies

     We have no written contracts with any of our key suppliers, and such suppliers may terminate our relationships with us at any time without notice. Any such termination would materially impair our ability to satisfy any orders for our products and would materially adversely affect our results of operations. If any of our outside suppliers terminate their relationship with us, we will be required to replace such suppliers. In such an event, we may not be able to find replacement suppliers and such replacement suppliers may be more expensive than our current suppliers, thereby materially adversely affecting our results of operations.

It Takes A Long Time To Sell Our Products

     Sales of our products have been, and are expected to continue to be, characterized by a relatively long sales cycle, generally six to nine months, due to such factors as the substantial time required by potential customers for technical evaluation of our products prior to purchase, and the high cost and the critical role our products will play in the manufacturing process. We believe that the sales cycle will continue to be lengthy as certain of our anticipated customers centralize purchasing decisions, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by us.

In Order To Compete Effectively in the Semiconductor Market, We Need to Develop New Products That Are Acceptable To Our Clients

     Semiconductor, magnetic disk, flat-panel display and photo-mask manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. We believe that our future success will depend in part upon our ability to develop and enhance our current products and develop new products, processes and technologies to meet such anticipated changes. If we do not successfully introduce new products in a timely manner, any competitive position we may develop could be lost, and our sales reduced. We may not be able to develop and introduce new products which satisfy customer needs and achieve market acceptance. If we fail to manage our research and development efforts, such failure will have a material adverse effect upon our business and prospects.

The Loss of a Single Customer May Have an Adverse Effect on Our Business

     Historically, we have sold a significant proportion of our systems in each period to a limited number of customers. For example, our three top customers accounted for 30% of gross revenues in 1998 and 34% of our revenues in 1997. A single customer accounted for 11.8% of gross revenues in 1998 and 19.8% in 1997. As a particular customer starts or expands a new facility or production line, sales to that customer may increase sharply; conversely, as a customer completes a facility or discontinues a production line, sales to that customer may decrease sharply. The failure to replace such sales with sales to other customers in succeeding periods would have a material adverse effect on our business, financial condition and results of operations. We expect that sales to relatively few customers will continue to account for a high percentage of our revenues in any accounting period in the foreseeable future. A reduction in orders from any customer or the cancellation of any significant order could have a material adverse effect on our business, financial condition and results of operations. None of our customers have entered into a long-term agreement requiring them to purchase our products.

We Depend on Third Parties to Increase Our Sales Potential

     An increasing percentage of our revenues is derived from sales to Original Equipment Manufactures ("OEM") customers. We sell our cleaning, rinsing, and drying systems to OEM's and they in turn integrate our systems into their larger semiconductor manufacturing equipment. The timing and amount of sales to these OEM customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volumes of products shipped by our OEM customers and OEM customers may not continue to ship products that incorporate our products at current levels, or at all.

     Many of the markets in which our OEM customers operate have experienced cyclical declines and advances. Cyclical downturns have been characterized by reduced product demand and price erosion. Further, such downturns may adversely affect the ability of our OEM customers to make payments for our products in a timely manner, or at all, which could materially adversely affect our business, financial condition and operating results. Generally, our OEM customers may terminate orders at any time without penalty. Failure of these OEMs to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could have a material adverse effect on our business, financial condition and results of operations.

     The loss of, or any reduction in, orders by a significant OEM customer could have a material adverse effect on our business, financial condition and results of operations. We may not able to maintain or continue to increase the level of our sales in the future and we may not be able to retain existing OEM customers or attract new ones.

We are Directly Impacted by International Affairs

     Export sales to our international customers outside North America, primarily to Japan and Europe, comprised approximately 33% of our gross revenues in 1998, 32% in 1997 and 33% in 1996.

     We believe that the economic turmoil in Asia has had an adverse effect on our operations. Sales to customers outside the United States are subject to risks, including:

     - exposure to currency fluctuations;
     - the imposition of governmental controls;
     - the need to comply with a wide variety of foreign and U.S. export laws;
     - political and economic instability;
     - trade restrictions;
     - changes in tariffs and taxes;
     - longer payment cycles typically associated with foreign sales;
     - the greater difficulty of administering business overseas; and
     - general economic conditions.

     In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. Although to date our results of operations have not been adversely affected by currency exchange rate fluctuations because we have invoiced all of our international sales in United States dollars, our results of operations could be adversely affected by currency fluctuations in the future.

We have Issued Class B Warrants That Will Dilute Stockholders When They Are Exercised

     We have approximately 4,155,421 Class B warrants outstanding. Each Class B warrant entitles the holder to acquire one share of common stock upon payment of the exercise price of $11.00. Such exercise price may be reduced under certain circumstances. The holders of Class B warrants will likely only exercise their purchase right at a time when the price of the common stock is higher than $11.00 per share, if the Merger is not consummated holders of common stock at the time of exercise will suffer dilution.

Our Officers and Directors Control a Substantial Amount of Our Stock and Therefore Can Influence Any Stockholder Vote

     Holders of YieldUP's Class A common stock are entitled to five votes for each share owned by them on all matters submitted to a vote of the stockholders, while holders of common stock are entitled to one vote per share. Our directors and officers control approximately 52% of the voting power and are able to elect all of our directors and, hence, are able to control the affairs of YieldUP. In addition, our directors and officers, subject to certain limitations imposed by applicable law, are able to, among other things, amend our certificate of incorporation and bylaws and effect or preclude fundamental corporate transactions involving YieldUP, including the acceptance or rejection of any proposals relating to a merger or an acquisition of YieldUP by another entity, in each case without the approval of any of our other stockholders. If the Merger is not consummated, these officers and directors will continue to control YieldUP.

Our Charter Documents May Inhibit a Takeover

     The Board of Directors has authority to issue up to 4,997,600 shares of preferred stock and to fix the rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. If the Merger is not consummated, then the rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of YieldUP. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the common stock.

We Could Be Delisted From The Nasdaq SmallCap Market

     While our common stock meets the current Nasdaq SmallCap Market requirements, such securities may not continue to meet the continued listing requirements. Under current criteria for continued inclusion on the Nasdaq SmallCap Market:

     - we will have to maintain at least $2 million in total net tangible assets or a market capitalization of $35 million or have $500,000 in net income;
     - the minimum bid price of the common stock will have to be at least $1.00 per share;
     - there must be at least 500,000 shares in the public float valued at $1 million or more;
     - the common stock must have at least two active market makers; and o the common stock must be held by at least 300 holders.

     On December 8, 1998, our Class B Warrants were delisted from the Nasdaq SmallCap Market because there were no longer any active market makers registered to trade the securities. The trading of these securities, if any, is being conducted in the over-the-counter market in NASD's "OTC Bulletin Board."

     If the Merger is not consummated and we are unable to satisfy the Nasdaq SmallCap Market's maintenance requirements, our securities may be delisted from the Nasdaq SmallCap Market. In such event, trading, if any, in the common stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board." Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of YieldUP, and lower prices for our securities than might otherwise be obtained.

     Our securities have not been qualified or registered in all states and will not be eligible for trading unless an exemption from the qualification or registration requirements is available. Such an exemption may not become available in any jurisdiction.

Our common stock Could Be Reclassified As "Penny Stock" and Subject To Burdensome Restrictions

     The Commission has adopted regulations which define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing penny stock restrictions will not apply to our securities if:

     - they are listed on the Nasdaq SmallCap Market;
     - certain price and volume information is publicly available on a current and continuing basis; and
     - we meet certain minimum net tangible assets or average revenue criteria.

     Our securities may not qualify for exemption from the penny stock restrictions. If our securities were subject to the rules on penny stocks, the market liquidity for our securities could be severely adversely affected.

We Do Not Pay Dividends

     We have never paid any cash dividends on our common stock or Class A common stock. We anticipate that in the future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends in respect of the common stock or Class A common stock will be paid.

The Failure of Our Systems, Key Suppliers and Customers To Be Year 2000 Compliant Could Negatively Impact Our Business

     By the year 2000, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle dates formatted with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000 (Y2K). This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00".

     In order to minimize the disruption to business and government that may be caused by computer systems and software products that are not Y2K compliant, many companies and government agencies worldwide have established programs to evaluate and mitigate the risks and adverse effects of the Y2K problem. Accordingly, YieldUP formed a Y2K Readiness team in 1998, comprising Information Technology personnel, finance and administration staff and product software engineers. The team has assessed all critical software and operational applications for review and evaluated Y2K compliance of its internal business systems, manufacturing and design tools, current products, products sold in recent years, and the most critical systems, services and products supplied to the Company by third parties.

     A four-step approach, comprising assessment, remediation, testing and implementation, was used to determine the Y2K readiness of our systems, software equipment and products. Such an approach provided a detailed method for tracking the evaluation, repair and testing of systems, software, equipment and products that may be affected by Y2K issues.

     In the first step, we prepared an inventory of all systems, software, equipment and products that we use internally or market as products to customers. We then determined whether equipment met Y2K compliance. This involved detailed analysis of the products by utilizing the Internet and contacting the vendors directly. Letters of compliance were collected and organized into a centralized location. Any systems that did not meet compliance were identified.

     The second step included repairing, upgrading and/or replacing any non-compliant equipment or systems identified in the first step. This included developing and implementing methods for immediately bringing them up to compliance standards.

     In the third step, we tested our systems, software and equipment for Y2K readiness, or in certain cases, relying on test results or certifications provided by third parties to us.

     The fourth step involved placing compliant systems, software and equipment into service.

     A few issues were discovered with systems utilized in YieldUP's day-to-day operations and with one of YieldUP's products. Solutions to these problems were quickly addressed, resolved and tested by working with each vendor. The costs to address the Y2K issues have been relatively small to date, and our products in the field have been made compliant. Completion date for these issues was December 1998. Final analysis of our readiness will be completed by the middle of 1999. We have further implemented policy and procedures that all new systems procured or developed are evaluated for Y2K readiness to assure compliance. In the latter half of 1999, we will be finalizing contingency plans, to respond to any unforeseen Y2K problems.

     An analysis of the products that we market to customers was conducted in the latter half of 1998. This analysis included the hardware, software and firmware used in our products. Items tested were the computer systems that control the products, hardware and the software for the products. An issue was found with one of the software packages used on one of the products. Issues found are not critical to the functionality of the system as a whole and the product will continue to operate. Software patches are required for the software to be Y2K compliant. Procedures have been written and any and all software upgrades have been collected and distributed to all of our existing customers. The patches were provided free-of-charge by the software package vendor. The total cost to address the Y2K problem and upgrade any current business systems is estimated to not be more than $25,000.

     We believe we are diligently addressing the Y2K issues and that we will satisfactorily identify and resolve all critical and significant Y2K problems in our operations and products by the middle of 1999. The assessment and remediation plan we have implemented is expected to significantly reduce the level of uncertainty about the Y2K problem in our internal systems, our products and our critical third-party suppliers. We are devoting the necessary resources to identify and resolve any potential present or future Y2K issues.

      We expect that the financial institutions and customers are also devoting resources to resolve their Y2K issues. Other than any pervasive problem, over which we have no control, we do not expect the Y2K problem to have any material adverse effect on our business, operating results or financial condition.

We May Not Be Able To Retain Key Engineering, Marketing, Sales and Management Personnel Needed for Our Success

     Our success will, to a large extent, depend upon the continued services of our executive officers including in particular Raj Mohindra, President and Chief Executive Officer. The loss of services of these executive officers could materially adversely affect us. We do not have employment agreements with any of our key personnel, but we are the beneficiary of key man life insurance in the amount of $2 million on Mr. Mohindra.

     Our success will also depend, in part, upon our ability to retain the personnel who have assisted in the development of our products, and to attract and retain additional qualified operating, marketing, technical and financial personnel. The competition in the semiconductor equipment industry for such qualified personnel is often intense and we may not be able to hire or retain necessary personnel.


ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal administrative, manufacturing, engineering and development, and sales/ marketing facilities occupy approximately 14,400 square feet in a single story building in Mountain View, California. The property is in good condition and is occupied under a lease that expires in September 2001. We have also leased an additional 3,000 square feet for our expanded Sales and Marketing

Operations in Pleasanton, California. The property is in good condition and is occupied under a lease that expires in October 2000.
Management believes that our facilities should be adequate for our operations for at least the near term.

ITEM 3.  LEGAL PROCEEDINGS

     CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against us in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of our products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in our favor. In a written opinion granting summary judgment for us, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The court may not sustain its original order. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of our products infringes patents held by CFM. We believe that the additional CFM patent infringement lawsuit is without merit and that none of our technology and products infringe any of the CFM patents asserted in that litigation. Our technology is substantially different from CFM's patented technology. We plan to vigorously defend our intellectual property rights against any and all claims. The associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during our fourth quarter.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Since November 1995, our common stock has traded on the Nasdaq SmallCap Market under the symbol "YILD." The following table sets forth for the periods indicated the high and the low sale prices of the common stock as reported by the Nasdaq SmallCap Market. These figures reflect the inter-dealer prices without retail markup, mark-down or commission and may not represent actual transactions.


                                               HIGH              LOW
                                              -------          ------
                1997
                1st Quarter .........        $ 10 7/8         $ 5 5/8
                2nd Quarter .........          13 1/4           6 3/8
                3rd Quarter .........          15 1/8          11 3/4
                4th Quarter .........          14 3/8           8 3/8
                1998
                1st Quarter .........        $13 1/16         $ 9 1/2
                2nd Quarter .........          10 7/8           4 7/8
                3rd Quarter .........           5 1/2           1 1/4
                4th Quarter .........           3 1/2             1/2

   On December 31, 1998, the last reported sale price of the common stock on the Nasdaq SmallCap Market was $1 3/4 per share. As of December 31, 1998, there were 25 holders of record of the common stock and 22 holders of record for the Class A common stock, and we believe that there were over 1500 beneficial owners of common stock.

DIVIDEND POLICY

     We have not paid any cash dividends on our common stock or Class A common stock. It is our present policy is to retain any earnings to finance the growth and development of our business, and, therefore, we do not anticipate paying cash dividends on our common stock or Class A common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The information in this section contains forward-looking statements describing our plans to increase revenues and gross margins on our products and for debt and equity financing to meet our capital needs. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our plans and intentions with respect to increasing revenues and improving gross margins are subject to risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements. Our ability to execute our plans may be adversely affected by competitive conditions, failure to timely complete development and installation of new products and product enhancements, supply disruptions, customer purchasing cycles and other factors described under "Business Risks" and elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     During the year ended December 31, 1998 our revenues, net of sales returns of $512,000 and an additional provision for returns of $747,429 were $6,732,574, compared to $7,465,447 for the year ended December 31, 1997. The decrease in net revenues of 10% in 1998 over 1997 was due to a decrease in the level of shipments, sales returns and provision for returns for our cleaning, rinsing, and drying systems due to adverse industry conditions. Gross sales for 1998 were $7,992,003, compared to $7,465,447 for 1997. The industry downturn became very severe in the third quarter of 1998, and we experienced product returns for the first time in our history. As a result of these unfavorable business conditions, we reexamined all of our receivables and inventory on hand, and recorded a provision for sales returns as well as a $2,740,910 provision for excess inventory. We have further implemented a policy of revenue recognition only on letter of credit or receipt of cash for certain of our customers. We continue to modify and improve our products, generally based on feedback from our customers and as a result have increased our sales to OEM's, and our export sales to Europe.

     During the year ended December 31, 1998, sales to a single U.S. customer accounted for 11.8% of gross revenues, sales to a customer in Europe accounted for 9.4% of gross revenues, and sales to an OEM customer accounted for 9.1% of gross revenues. Gross sales to OEM's accounted for 31% of gross revenues during the year ended December 31, 1998 compared to 17% of gross revenues during the same period a year ago. Export sales to customers outside North America accounted for 33% of gross revenues (20% in Europe and 13% in the Asia Pacific region) during the year ended December 31, 1998 compared to 32% of gross revenues (11% in Europe and 21% in the Asia Pacific region) during the same period a year ago.

     Backlog at December 31, 1998 totaled approximately $1,348,520 compared to approximately $2,517,000 at December 31, 1997. New orders for the fourth quarter of 1998 were $1,988,374. The continuing slowdown in the semiconductor equipment and disk drive industries may negatively impact our ability to book new orders in the future until there is a change in the conditions that are reducing capital equipment spending by manufacturers.

     Our cost of sales was $7,309,387 for the year ended December 31, 1998, and $5,964,228 for the year ended December 31, 1997. Our gross deficit was $576,813 or 8.6% for the year ended December 31, 1998, compared to a gross margin of $1,501,219 or 20.1% for the year ended December 31, 1997. The gross deficit was due to lower than expected revenues, sales returns and provision for sales returns of $1,259,429, and a provision for excess inventory of $2,740,910. Our cost of sales remained high during 1998 due to manufacturing expenses being allocated over relatively few units. We expect that future gross margins should improve to the extent unit shipments and revenue increase and we are able to continue our transition to increased shipments of standardized products and lower unit material costs.

     Research and development expenses were $2,749,925 for the year ended December 31, 1998, and $2,021,790 for the year ended December 31, 1997. The increase in research and development expenses was due mainly to an increase in engineering personnel and an increase in expenses for prototype development of our new products compared to 1997. Research and development expenses increased as a percentage of net revenues to 40.8% in 1998 from 27.1% in 1997 due to decreased revenues and increased research and development activity. In 1998, we continued to invest in enhancement of our existing product line and started the development of new technology and products. We expect to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

     Selling, general, and administrative expenses were $4,877,568 for the year ended December 31, 1998, and $3,724,100 for the year ended December 31, 1997. The increase in selling, general, and administrative expenses reflected the increase in bad debts and a provision for bad debt due to adverse industry conditions, and increased legal expense for litigation and patent activity compared to 1997. Selling, general and administrative expenses increased as a percentage of net revenues to 72.4% in 1998 from 49.9% in 1997 due to decreased revenues and increased bad debt expense. We expect that selling, general, and administrative expenses will decline as a percentage of revenues to the extent revenues increase and industry conditions improve.

     Net interest income was $173,346 for the year ended December 31, 1998, and $251,029 for the year ended December 31, 1997. The decrease in net interest income in 1998 was due to lower investment and cash balances in 1998 when compared to 1997, as a result of the increased losses resulting from the industry downturn. We expect that interest income may decline in the future due to lower investment and cash balances caused by operating losses in 1998, and the redemption of the convertible preferred stock.

     We sustained a net loss applicable to holders of common stock of $11,361,922 for the year ended December 31, 1998, as compared to a net loss of $3,993,642 for the year ended December 31, 1997. The net loss in 1998 included a special charge of $2,666,867 related to the insolvency of a semiconductor equipment manufacturer in which we had an equity interest, loan advances and outstanding receivables, accretion on redeemable convertible preferred stock of $1,330,962, and a provision for excess inventory of $2,740,910. Excluding these items, the net loss for 1998 would have been $4,623,183. The net loss in 1997 included an $808,469 inventory write-off, due primarily to a decision by management to discontinue our old product lines, and a non-cash expense of $300,000 in the first quarter of 1997 related to an amendment to certain of our Class A Warrants to resolve a potential dispute with holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A Warrants. Excluding these two items, the net loss for 1997 would have been $2,885,173. The continued net loss in 1998 was due primarily to reduced revenues as a result of the severe industry downturn, the continued product development activities and the provision for excess inventory. Net losses are expected to continue until we are able to sell sufficient numbers of cleaning, rinsing and drying systems to cover operating expenses, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity during the year ended December 31, 1998 has been the cash flow generated from the private placement of 600 Series A Convertible Preferred Shares ("Series A Shares"), completed on March 30, 1998. We raised net proceeds of approximately $5.76 million from the sale of the Series A Shares which we used for general working capital purposes. During 1998, we issued 2,470,588 shares of common stock upon the conversion of 134 Series A Shares into common stock, according to the terms of the agreement with the Series A stockholders. On December 21, 1998, we redeemed all of the remaining 466 outstanding Series A Shares for a cash payment of approximately $6 million. As of December 31, 1998, we had cash and cash equivalents of $143,228, and short-term investments of $10,000, accounts receivable of $1,401,413, and inventories, net of reserve for excess inventory, of $2,788,037.

     On March 4, 1998, we secured a commitment from a commercial lender to receive a loan up to $500,000 for our capital equipment, at an interest rate of the lender's prime rate (7.75% at December 31, 1998) plus 1.75%, and to establish a $4 million revolving credit line collaterized by our qualifying accounts receivable, at an interest rate of the lender's prime rate plus 1.25%. In November 1998, the revolving credit line was reduced from $4,000,000 to $2,000,000. As of December 31, 1998, we were not in compliance with certain covenants of the loan agreement. We obtained a waiver of such non-compliance from the lender through January 31, 1999 and are currently in negotiation with such lender to restructure the covenants and terms of the loans.

     On December 14, 1998, we issued a promissory note in the principal amount of $500,000 to Abhay Bhushan, a director and chief financial officer of YieldUP, bearing interest at the rate of nine percent (9.0%) per annum, to enable the redemption of the Series A Shares. The promissory note was repaid in full on January 29, 1999.

     Net cash used for operating activities was approximately $4,314,000 during the year ended December 31, 1998, and $9,948,000 during the year ended December 31, 1997. The decrease in cash used for operating activities during 1998 was primarily attributable to the increase in collection of accounts receivable and reduction in purchases of inventory as compared to the cash used for operating activities during 1997. This decrease in cash used was partially offset by a reduction in our accounts payable and accrued liabilities during 1998.

     Net cash provided by investing activities was approximately $924,000 during the year ended December 31, 1998 as compared to net cash used for investing activities of approximately $3,187,000 during the year ended December 31, 1997. The increase in cash provided by investing activities during 1998 primarily reflects the proceeds from sales of short-term investments.

     Our financing activities provided net cash of approximately $1,388,000 for the year ended December 31, 1998, and approximately $14,662,000 for the year ended December 31, 1997. The decrease in the cash provided by financing activities primarily resulted from the decrease in cash provided by stock issuances during 1998 as compared to 1997 and the redemption of Series A Shares during 1998. In addition, during 1998, we increased our borrowings and received $1,498,000 in proceeds from notes payable compared to $250,000 in 1997, and the availability of $407,000 in 1998 from a decrease in restricted cash. We repaid $330,000 and $360,000 of our bank borrowings in 1998 and 1997, respectively.

     On January 21, 1999, we entered into a definitive agreement with FSI, for FSI to acquire all of the outstanding stock of YieldUP. The form of the transaction will be a merger ("the Merger"). Under the terms of the definitive agreement, the YieldUP stockholders will receive $0.7313 in cash and 0.1567 of a share of FSI common stock for each share of YieldUP common stock. YieldUP option holders will receive substitute options entitling them to purchase FSI common stock. When the Merger becomes effective, each outstanding warrant to purchase shares of our common stock under any warrant agreement will become a right to acquire FSI common stock. The warrants will be subject to substantially the same terms and conditions as they were prior to the Merger. Each warrant, upon payment of the exercise price, will entitle the holder to receive $.7313 cash and .1567 of a share of FSI common stock for each share of YieldUP common stock the warrant holder is entitled to. Completion of the transaction is subject to certain closing conditions including, among other things, approval by the stockholders of YieldUP. FSI and YieldUP anticipate that the transaction will be completed in late April or early May of 1999. As part of the agreement to be acquired by FSI, we also granted FSI a non-exclusive royalty-bearing license to our patent portfolio.

     We believe that our existing capital resources will not enable us to fund our operations through 1999. We will be required to seek additional capital if we fail to merge with FSI, which may result in significant dilution to the current stockholders. If we are unable to obtain the necessary capital, our business, financial, and operating results may be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
YieldUP International Corporation:

     We have audited the accompanying balance sheet of YieldUP International Corporation (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YieldUP International Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                   KPMG LLP

Mountain View, California
February 5, 1999

                       YIELDUP INTERNATIONAL CORPORATION

                                 BALANCE SHEET


                                                                            DECEMBER 31,
                                                                               1998
                                                                           ------------
                                              ASSETS
Current assets:
   Cash and cash equivalents                                               $    143,228
   Short-term investments                                                        10,000
   Accounts receivable, net of allowance for doubtful accounts                1,401,413
   Inventories, net of reserve for excess inventory                           2,788,037
   Prepaid expenses and other current assets                                     76,431
                                                                           ------------
        Total current assets                                                  4,419,109
                                                                           ------------
Property and equipment                                                        1,500,712
Other assets                                                                    206,712
                                                                           ------------
        Total assets                                                       $  6,126,533
                                                                           ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $    747,730
   Accrued liabilities                                                          616,997
   Current portion of capital lease obligations                                  15,994
   Bank borrowings                                                            1,223,963
   Note payable to a director of the Company                                    500,000
                                                                           ------------
        Total current liabilities                                             3,104,684
                                                                           ------------
   Capital lease obligations, less current portion                               66,985
                                                                           ------------
        Total  liabilities                                                    3,171,669
Stockholders' equity:
   Preferred stock
     $.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                --
   Class A common stock
     $.001 par value; 2,229,927 shares authorized;
     1,364,497 shares issued and outstanding
     each share is entitled to five votes                                         1,364
   Common stock
     $.001 par value; 20,000,000 shares authorized;
    6,891,979 shares issued and outstanding
     each share is entitled to one vote                                           6,892
   Additional paid-in capital                                                23,898,385
   Notes receivable from stockholders                                            (1,841)
   Accumulated deficit                                                      (20,949,936)
                                                                           ------------
        Total stockholders' equity                                         $  2,954,864
                                                                           ------------
        Total liabilities and stockholders' equity                         $  6,126,533
                                                                           ============


See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS



                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1998                  1997
                                                              ------------         ------------
Gross revenues                                                $  7,992,003         $  7,465,447
   Less provision for sales returns                             (1,259,429)                  --
                                                              ------------         ------------
Net revenues                                                     6,732,574            7,465,447

Cost of sales                                                    4,568,477            5,155,759
   Provision for excess inventory                                2,740,910              808,469
                                                              ------------         ------------
Total cost of sales                                              7,309,387            5,964,228

Gross margin (deficit)                                            (576,813)           1,501,219
                                                              ------------         ------------

Operating expenses:
   Research and development                                      2,749,925            2,021,790
   Selling, general, and administrative                          4,877,568            3,724,100
                                                              ------------         ------------
Total operating expenses                                         7,627,493            5,745,890
                                                              ------------         ------------
Operating loss                                                  (8,204,306)          (4,244,671)
   Investment write-off                                         (2,000,000)                  --
Interest income, net                                               173,346              251,029
                                                              ------------         ------------
Net loss                                                       (10,030,960)          (3,993,642)
   Accretion on redeemable convertible preferred stock          (1,330,962)                  --
                                                              ============         ============
Net loss applicable to holders of common stock                $(11,361,922)        $ (3,993,642)
                                                              ============         ============

Basic and diluted net loss per share
   applicable to holders of common stock                      $      (1.86)        $      (0.81)
                                                              ============         ============
Shares used in per share computations                            6,114,841            4,946,858
                                                              ============         ============


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                          CLASS A                                                            SERIES A
                                       COMMON STOCK                      COMMON STOCK                    PREFERRED STOCK
                                  SHARES           AMOUNT           SHARES          AMOUNT            SHARES          AMOUNT
                               ------------     ------------     ------------     ------------    ------------     ------------
Balances as of
December 31, 1996                 1,912,111     $      1,912        1,495,000     $      1,495              --     $         --

Exercise of Class A
   common stock options              46,861               47               --               --              --               --
Exercise of common
   stock options                         --               --           42,702               43              --               --
Exercise of Class A
   warrants                              --               --        2,257,690            2,257              --               --
Expense related to
   certain Class A warrants              --               --               --               --              --               --
Exercise of Class B
   warrants                              --               --            1,000                1              --               --
Conversion of Class A
   common stock to                 (545,319)            (545)         545,319              545              --               --
   common stock
Payment of notes                         --               --               --               --              --               --
   receivable
Net loss                                 --               --               --               --              --               --
                               ------------     ------------     ------------     ------------    ------------     ------------

Balances as of
December 31, 1997                 1,413,653     $      1,414        4,341,711     $      4,341              --     $         --
Exercise of Class A
   common stock options              10,000               10               --               --              --               --
Exercise of common
   stock options and warrants            --               --           20,524               21              --               --
Conversion of Class A
   common stock to                  (59,156)             (60)          59,156               60              --               --
   common stock
Issuance of warrants
   to lender                             --               --               --               --              --               --
Issuance of Series A
   preferred stock                       --               --               --               --             600                1
Conversion of Series A
   preferred stock to                    --               --               --               --
   common stock                                                     2,470,588            2,470            (134)              --
Redemption of Series A
   preferred stock                       --               --               --               --            (466)              (1)
Accreation on redeemable
   preferred stock                       --               --               --               --              --               --
Net loss                                 --               --               --               --              --               --
                               ------------     ------------     ------------     ------------    ------------     ------------
Balances as of
December 31,1998                  1,364,497     $      1,364        6,891,979     $      6,892              --     $         --
                               ============     ============     ============     ============    ============     ============

                                                   NOTES
                                ADDITIONAL      RECEIVABLE                            TOTAL
                                 PAID-IN           FROM           ACCUMULATED      STOCKHOLDER
                                 CAPITAL        STOCKHOLDERS        DEFICIT          EQUITY
                               ------------     ------------     ------------     ------------
Balance as of
December 31, 1996              $  7,571,550     $    (15,348)    $ (5,594,372)    $  1,965,237

Exercise of Class A
   common stock options              86,173               --               --           86,220
Exercise of common
   stock options                    238,610               --               --          238,653
Exercise of Class A
   warrants                      14,477,951               --               --       14,480,208
Expense related to
   certain Class A warrants         300,000               --               --          300,000
Exercise of Class B
   warrants                          10,999               --               --           11,000
Conversion of Class A
   common stock to                       --               --               --               --
   common stock
Payment of notes                         --           13,507               --           13,507
   receivable
Net loss                                 --               --       (3,993,642)      (3,993,642)
                               ------------     ------------     ------------     ------------

Balances as of
December 31, 1997              $ 22,685,283     $     (1,841)    $ (9,588,014)    $ 13,101,183
Exercise of Class A
   common stock options               6,890               --               --            6,900
Exercise of common
   stock options and warrants        95,828               --               --           95,849
Conversion of Class A
   common stock to                       --               --               --               --
   common stock
Issuance of warrants
   to lender                         24,353               --               --           24,353
Issuance of Series A
   preferred stock                5,759,203               --               --        5,759,204
Conversion of Series A
   preferred stock to
   common stock                      (2,470)              --               --              --
Redemption of Series A
   preferred stock               (6,001,664)              --               --       (6,001,665)
Accreation on redeemable
   preferred stock                1,330,962               --       (1,330,962)              --
Net loss                                 --               --      (10,030,960)     (10,030,960)
                               ------------     ------------     ------------     ------------
Balances as of
December 31,1998               $ 23,898,385     $     (1,841)    $(20,949,936)    $  2,954,864
                               ============     ============     ============     ============


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                      1998             1997
                                                                                  ------------     ------------
Cash flows from operating activities:
   Net loss                                                                       $(10,030,960)    $ (3,993,642)
   Adjustments to reconcile net loss to net cash used by operating activities:
                    Depreciation and amortization                                      574,174          293,322
                    Provision for bad debts                                          1,091,360          104,900
                    Provision for sales returns                                      1,259,429               --
                    Provision for excess inventory                                   2,740,910          808,469
                    Expenses related to certain Class A Warrants                            --          300,000
                    Write-off of investment                                          2,000,000               --
                    Changes in operating assets and liabilities:
                              Accounts receivable                                      572,558       (3,730,201)
                              Inventories                                             (850,347)      (4,809,686)
                              Prepaid expenses and other assets                        169,936         (917,140)
                              Accounts payable                                      (1,764,474)       1,869,115
                              Accrued liabilities                                      (76,702)         169,422
                              Customer deposits                                             --          (43,000)
                                                                                  ------------     ------------
                     Net cash used by operating activities                          (4,314,116)      (9,948,441)
                                                                                  ------------     ------------
Cash flows from investing activities:
   Purchase of plant and equipment                                                    (572,311)        (794,245)
   Proceeds from sales of short-term investments                                     1,496,150               --
   Decrease in restricted cash                                                              --          103,129
   Purchase of short-term investments, net                                                  --       (1,496,150)
   Purchase of other investments                                                            --       (1,000,000)
                                                                                  ------------     ------------
                     Net cash provided by (used by) investing activities               923,839       (3,187,266)
                                                                                  ------------     ------------
Cash flows from financing activities
   Proceeds from notes payable                                                         998,317          250,000
   Proceeds from note payable to a director of the Company                             500,000               --
   Payments under capital lease obligations                                            (47,635)         (57,268)
   Payments of term loan                                                              (330,000)        (360,000)
   Decrease in restricted cash on term loan                                            406,749               --
   Proceeds of notes receivable from stockholders                                           --           13,507
   Issuance of common stock from option exercises                                       95,849          238,653
   Issuance of common stock from warrant exercise                                           --       14,491,208
   Issuance of Series A preferred stock, net                                         5,759,204               --
   Redemption of Series A preferred stock                                           (6,001,664)              --
   Issuance of Class A common stock from option exercise                                 6,900           86,220
                                                                                  ------------     ------------
                     Net cash provided by financing activities                       1,387,720       14,662,320
                                                                                  ------------     ------------

Net increase (decrease) in cash and cash equivalents                                (2,002,557)       1,526,613

Cash and cash equivalents at beginning of year                                       2,145,785          619,172
                                                                                  ------------     ------------

Cash and cash equivalents at end of year                                          $    143,228     $  2,145,785
                                                                                  ============     ============
Non-cash financing and investing activity:
   Acquisition of equipment under capital lease obligations                       $     92,758     $         --
   Accretion on redeemable convertible preferred stock                               1,330,962               --
                                                                                  ============     ============
Cash paid for interest                                                            $     69,258     $     75,870
                                                                                  ============     ============


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     We develop, manufacture, and market cleaning, rinsing and drying equipment used in the manufacturing of semiconductor wafers and other defect sensitive substrates.

Cash Equivalents

     Cash equivalents consist primarily of highly liquid debt instruments with original maturity dates up to 90 days.

Short-Term Investments

     Short-term investments are classified as "available-for-sale" and are stated at fair value. Any unrealized gains and losses are reported as a separate component of stockholders' equity, but to date have not been significant. As of December 31, 1998, short-term investment includes a certificate of deposit of $10,000.

Concentration of Credit Risk

     Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Substantially all of our cash equivalents are invested in certificates of deposit and money market funds. We perform ongoing credit evaluations of our customers and generally require no collateral. We maintain reserves for potential credit losses. At December 31, 1998, the allowance for potential credit losses was approximately $555,000.

Inventories

     Inventories are stated at the lower of first-in, first-out cost or market. We periodically review our inventories for potential slow-moving and obsolete items and write down impaired items to net realizable value.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Property and equipment recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

     We review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Revenue Recognition

     Revenue is recognized after shipment when there is no significant uncertainty regarding customer acceptance and payment. We have determined that no significant uncertainties exist regarding customer acceptance and payment when we have received signed evidence of an arrangement with the customer, our product has been shipped and the collection of our receivable is probable. For certain of our customers, we recognize revenue only on letter of credit or receipt of cash. We have established a reserve for sales returns, which as of December 31, 1998 was approximately $747,000


Product Warranty

     A provision for the estimated future costs of warranty repair is provided at the time of sale.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock Based Compensation

     We account for our stock based compensation plans using the intrinsic value method. As such, compensation expense is recorded if on the measurement date, which is generally the date of grant, the current market price of the underlying stock exceeds the exercise price.

Fair Value of Financial Instruments

     The carrying amounts of our cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings and notes payable approximate their respective fair values.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

     Basic net loss per share is based on the weighted average number of shares of Class A common stock and common stock outstanding. Diluted net loss per share is based on the weighted average number of shares of Class A common stock and common stock outstanding and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In 1998 and 1997, we had 946,768 options and 4,157,860 warrants and 658,806 options and 4,182,149 warrants outstanding, respectively, that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years, however, such options and warrants could potentially dilute basic EPS in the future.

Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

Comprehensive Income

     We have no other components of comprehensive income other than our reported amounts of net loss applicable to holders of common stock.

(2) BASIS OF PRESENTATION AND LIQUIDITY

     We have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining additional financing from other sources. The accompanying financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     We currently anticipate that we will need to raise additional funds through other public or private financing to adequately fund our operations through December 31, 1999 and beyond before we reach profitability and positive cash flow. On January 21, 1999, we entered into a definitive agreement with FSI International, Inc. ("FSI"), for FSI to acquire all of the outstanding stock of YieldUP. We also granted FSI a non-exclusive royalty-bearing license to our patent portfolio. See Note 9.

(3) BALANCE SHEET COMPONENTS

Inventories

     A summary of inventories follows:

                                          DECEMBER 31,
                                              1998
                                          -----------
   Raw materials                          $ 1,840,088
   Work in process                            493,024
   Evaluation units                         1,308,052
   Finished goods                           2,486,053
                                          -----------
Gross inventory                           $ 6,127,217
   Less provision for excess inventory      3,339,180
                                          -----------
Net inventory                             $ 2,788,037
                                          ===========


     Evaluation units are systems installed at potential customers' sites. These units are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the units, generally three years.

Property and Equipment

     A summary of property and equipment follows:


                                                 DECEMBER 31,
                                                     1998
                                                  ----------
Machinery and equipment                           $1,576,573
Furniture and fixtures                                71,817
Leasehold improvements                               857,360
                                                  ----------
                                                   2,505,750
Less accumulated depreciation and amortization     1,005,038
                                                  ----------
                                                  $1,500,712
                                                  ==========


(4) INCOME TAXES

     We have a net operating loss carryforward at December 31, 1998 of $13,282,000 for federal tax purposes and $6,675,000 for California state tax purposes. The difference between the federal net operating loss and the accumulated deficit is primarily attributed to the years ended December 31, 1993 and 1994 when we were an S-Corporation for taxation purposes. The difference between the federal and California net operating loss carryforward is due to the 50% limitation of net operating loss carryforwards for California tax purposes. The federal net operating loss carryforwards expire in the years 2010 through 2018. The California net operating loss carryforwards expire in the years 2000 through 2003.

     Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in the ownership of YieldUP, which constitutes an "ownership change" as defined by Internal Revenue Code Section 382. The IPO of YieldUP common stock in November 1995 resulted in such a change. As a result, $1,400,000 of the federal and $699,000 of the California tax net operating loss carryforwards are subject to an annual limitation approximating $525,000. Any unused annual limitations may be carried forward to increase the limitations in subsequent years.

     The following reconciles the expected corporate federal income tax expense (computed by multiplying our income before taxes by 34%) to our income tax expense for the years ended December 31, 1998 and 1997:


                                                           1998             1997
                                                        -----------     -----------
Expected income tax (benefit)                           $(3,411,000)    $(1,358,000)
Expenses not deductible for tax purposes                     21,000          71,000
State tax expense, net of Federal income tax benefit          1,000           1,000
Net operating loss not benefited                          3,389,000       1,286,000
                                                        -----------     -----------
            Actual income tax expense                   $        --     $        --
                                                        ===========     ===========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 1998 and 1997 are as follows:


                                                       1998            1997
                                                   -----------     -----------
Deferred tax assets:
      Net operating loss carryforwards             $ 5,106,000     $ 2,710,000
      Reserves and accruals                          2,126,000         506,000
      Fixed assets                                     235,000         102,000
      Research credit carryover                        414,000              --
      Other                                             16,000          11,000
                                                   -----------     -----------
              Total gross deferred tax assets        7,897,000       3,329,000
Less valuation allowance                            (7,897,000)     (3,329,000)
                                                   -----------     -----------
                        Net deferred tax assets    $        --     $        --
                                                   ===========     ===========

     The net change in the valuation allowance was an increase of $4,568,000 for the year ended December 31, 1998 and an increase of $1,559,000 for the year ended December 31, 1997.

     Gross deferred tax assets as of December 31, 1998 include approximately $60,000 relating to the exercise of stock options, which will be credited to equity when realized.

(5) DEBT

      Debt is comprised of two bank loans and a promissory note. The first bank loan is a $2,000,000 revolving credit line collateralized by our qualifying accounts receivable, which bears interest at the bank's prime rate (7.75% at December 31, 1998) plus 1.25%. As of December 31, 1998, $840,000 was outstanding under this loan, which matures on March 3, 1999. The second bank loan is a capital equipment term loan, which bears interest at the same bank's prime rate plus 1.75%. As of December 31, 1998, $408,316 was outstanding under this loan, which matures on March 4, 2002. Principal payments on the term loan are due as follows: $102,079 in 1999, $136,105 in 2000, $136,105 in 2001 and $34,027 in
2002. As of December 31, 1998, we were not in compliance with certain covenants of the bank loan agreement. We obtained a waiver of such non-compliance from the bank through January 31, 1999 and are currently in negotiation with the bank to restructure covenants and terms of the loans.

     Warrants to purchase 2,439 shares of common stock were issued to the bank during the year ended December 31, 1998 in conjunction with the loan agreements. The fair value assigned to the warrants was calculated using the Black-Scholes option pricing model. The portions of the proceeds allocated to the warrants amounted to $24,353 for the year ended December 31, 1998, which has been recorded as a discount on the debt and as an increase to additional paid-in capital. The discount will be amortized as additional interest expense using the effective interest method over the life of the loan.

     On December 14, 1998, we issued a promissory note in the principal amount of $500,000 to Abhay Bhushan, a director and chief financial officer of YieldUP at the interest rate of nine percent (9.0%) per annum, to enable the redemption of the Series A Shares. The promissory note was repaid in full on January 29, 1999, including the $500,000 principal, and the $5,794.52 of interest incurred from December 14, 1998 through January 29, 1999.

(6) COMMITMENTS AND CONTINGENCIES

Leases

     We are obligated under operating leases for certain equipment, our facilities and capital leases for certain equipment, that expire at various dates during the next five years. Included in property and equipment are machinery and equipment recorded under capital leases as follows:


                                                           DECEMBER 31,
                                                              1998
                                                          ------------
           Machinery and equipment .....................    $115,950
           Less accumulated amortization ...............      13,528
                                                            --------
                                                            $102,422
                                                            --------

     Future minimum lease payments under our non-cancelable operating leases and future minimum capital lease payments as of December 31, 1998, are as follows:

   YEAR ENDING                                            CAPITAL       OPERATING
   DECEMBER 31,                                           LEASES         LEASES
   ------------                                          --------       ---------
       1999                                              $ 23,856       $254,388
       2000                                                23,856        224,328
       2001                                                23,856        127,841
       2002                                                23,856             --
       2003                                                 7,952             --
                                                         --------       ========
Total minimum lease payments                             $103,376       $606,557
                                                                        ========
       Less amount representing interest                   20,397
                                                         --------
Present value of minimum lease payments                  $ 82,979
       Less current portion                                15,994
                                                         ========
                                                         $ 66,985
                                                         ========

Rent expense was approximately $204,252 for the year ended December 31, 1998 and $149,751 for the year ended December 31, 1997.

Patent Matters

     CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against us in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of our products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in our favor. In a written opinion granting summary judgment for us, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The court may not sustain our original order. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the financial statements.

     CFM filed an additional complaint against us in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of our products infringes patents held by CFM. We believe that the additional CFM patent infringement lawsuit is without merit and that none of our technology and products infringe any of the CFM patents asserted in that litigation. Our technology is substantially different from CFM's patented technology. We plan to vigorously defend our intellectual property against any and all claims. The litigation and the associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the financial statements.

(7) STOCKHOLDERS' EQUITY

Common stock And Class A common stock

     The terms of the common stock and the Class A common stock are essentially identical, except that: (i) the holders of the common stock are entitled to one vote per share and holders of Class A common stock are entitled to five votes per share, (ii) if stock dividends, splits, distributions, reverse splits, combinations, reclassification of shares, or other recapitalizations (collectively, "recapitalizations") are declared or effected, such recapitalizations shall be effected in a like manner with respect to the common stock and the Class A common stock, except that payments in shares of capital stock shall be paid in common stock with respect to common stock and Class A common stock with respect to Class A common stock, and (iii) shares of Class A common stock are convertible into common stock on a share-for-share basis at the option of the holder at any time and all remaining shares of Class A common stock will automatically be converted to common stock at such time as there are fewer than 400,000 shares of Class A common stock outstanding.

     In addition, the shares of Class A common stock are automatically converted into shares of common stock upon their transfer to any person other than the permitted transferees which are mainly the stockholders' family members.

Preferred Stock

     The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Board of Directors in the resolutions authorizing the issuance of that particular series.

     On March 30, 1998, we completed a $6 million equity financing in a private placement of Series A Convertible Preferred Stock (Series A Shares). Under the securities purchase agreement, we issued 600 Series A Shares. After the satisfaction of certain holding periods, each of the newly issued Series A Shares were convertible, at the option of the holder, into shares of common stock based upon a conversion price of $10.8625 per share or if lower, 100% of the market price, defined as the lowest closing bid price during the 20 trading days preceding a conversion. The convertible preferred stock carried a dividend of 5% per year, payable in kind. Upon certain events, such as mergers or other business combinations, delisting of our common stock from the Nasdaq SmallCap Market and any breaches of representation, warranty or covenants of the agreement, the Series A stockholders had the option to redeem their Series A Shares for cash at 120% of face value. Consequently, we recorded an accretion on redeemable preferred stock of $1,330,962 in 1998. We issued 2,470,588 shares of common stock upon the conversion of 134 Series A Shares into common stock, in accordance with the terms of the agreement with the Series A stockholders. On December 21, 1998, we redeemed all of the remaining 466 outstanding Series A Shares for a cash payment of approximately $6 million.


Warrants

     As of December 31, 1998, all of our Class A Warrants had been exercised or redeemed except 1,780 Class A warrants outstanding which can be redeemed by the holders at a price of $0.05 per warrant. We incurred a non-cash expense of $300,000 in the first quarter of 1997 related to an amendment to certain of our Class A Warrants to resolve a potential dispute with holders of such warrants. The terms of certain Class A warrants were amended to give certain Class A warrant holders an additional 0.2 shares of common stock for each Class A warrant exercised. We used the Black-Scholes option pricing model to value the Class A warrants before and after the change in terms and determined that the increase in value was approximately $300,000.

     In September 1995, 450,000 Class B warrants were issued on a pro-rata basis to all holders of our stock and stock options. This action was accounted for as a recapitalization. In November 1995, 1,495,000 Class B warrants were issued as part of our IPO which offered Units, each of which comprised one share of common stock, a Class A warrant and a Class B warrant. Upon the conversion of the Class A warrants, in April 1997, the Class A warrant holders were given 1,495,000 Class B warrants in accordance with the terms of the Class A warrant. These Class B warrants were valued at their fair values at the time of their issuances and these amounts are included in common stock in stockholders' equity.

     As of December 31, 1998, we had issued and outstanding 4,155,421 Class B warrants. The holder of each Class B warrant is entitled, upon payment of the exercise price of $11.00, to purchase one share of common stock. Unless previously redeemed, the Class B warrants are exercisable at any time until November 21, 2000. The Class B warrants are subject to redemption by us, at a price of $0.05 per warrant, if the average closing bid price of the common stock exceeds certain prices within certain time periods. As of December 31, 1998, 1,000 Class B warrants have been exercised and no Class B warrants have been redeemed.

     On March 4, 1998, we granted 2,439 five-year warrants to a commercial lender to purchase common stock at an exercise price of $10.25 per share.


Stock Option Plans

     As of December 31, 1998, we have three stock-based compensation plans, which are described below.

     The Board of Directors has reserved 1,050,000 shares of common stock for issuance under our 1995 Stock Option Plan (the "Option Plan"). Options may be granted to employees (including officers), consultants, advisers and directors, although only employees and directors and officers, who are also employees, may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of non-qualified stock options must equal at least 85% of the fair market value of the common stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan vest over 4 years and must be exercised within 10 years. As of December 31, 1998, 671,026 options are outstanding under the Option Plan.

     Prior to the adoption of the Option Plan in September 1995, we granted 346,411 options to purchase shares of Class A common stock at prices ranging from $0.69 to $3.17 per share under a separate option plan (the "Prior Plan"). We do not anticipate granting any additional options to purchase Class A common stock under the Prior Plan, and any shares subject to options under the Prior Plan that terminate, or are canceled, will not be issued or used for new options. As of December 31, 1998, 190,742 options are outstanding under the Prior Plan.

     On September 29, 1998, the Board of Directors adopted a stock option repricing program to restore the incentive for employees to remain with YieldUP, for eligible employees. Executive officers and directors of YieldUP were not eligible for the stock option repricing program. Under the program, the employees could opt for participation in the program by agreeing to a nine-month exercise restriction in return for exchanging old options for newly priced options on October 14, 1998. Under this program 439,800 options were repriced at an exercise price of $0.63, the closing price of our common stock on the NASDAQ SmallCap Market on October 14, 1998.

     Under our 1995 Outside Directors Stock Option Plan (the "Directors Plan"), 200,000 shares of common stock have been reserved for issuance. The Directors Plan provides for the automatic granting of non-qualified stock options to directors of YieldUP who are not employees of YieldUP ("Outside Directors"). Under the Directors Plan, each new Outside Director elected will automatically be granted at the date of his or her election an option to purchase 20,000 shares of common stock. Additionally, each Outside Director, except for Outside Directors who have received an initial grant of an option to purchase 20,000 shares within six months of the annual meeting of stockholders, will automatically be granted on the date of each annual meeting of stockholders an option to purchase 5,000 shares of common stock. The exercise price of the options in all cases will be equal to the fair market value of the common stock on the date of grant. Options granted under the Directors Plan vest over 4 years and, generally, must be exercised within 10 years. As of December 31, 1998, 85,000 options are outstanding under the Director's Plan.

     A summary of the status of our three fixed stock option plans as of December 31, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                     NUMBER OF       WEIGHTED AVERAGE
                                                      SHARES          EXERCISE PRICES
                                                     ---------       ----------------
       Balance as of December 31, 1996 .........       610,287          $    3.63
         Granted ...............................       344,750          $   10.04
         Exercised .............................       (89,563)         $    3.63
         Canceled ..............................      (206,668)         $    6.10
                                                     ---------          ---------
       Balance as of December 31, 1997 .........       658,806          $    6.21
         Granted ...............................     1,037,600          $    3.51
         Exercised .............................       (25,375)         $    4.05
         Canceled ..............................      (724,263)         $    9.04
                                                     ---------          ---------
       Balance as of December 31, 1998 .........       946,768          $    1.15
                                                     =========          =========

     As of December 31, 1998, 502,492 shares were available for grant. The number of options exercisable were 355,241 as of December 31, 1998, and 237,374 as of December 31, 1997.

     We use the intrinsic value method in accounting for our plans. Accordingly, no compensation cost has been recognized for any of the plans. Had compensation cost for our three stock-based compensation plans been determined consistent with SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                         1998              1997
                                     ------------     ------------
   Net loss as reported .........    $(11,361,922)    $ (3,993,642)
     Pro forma ..................    $ 12,785,596     $ (4,738,585)
   Net loss per share as reported    $      (1.86)    $      (0.81)
     Pro forma ..................    $      (2.09)    $      (0.96)

     The effects of applying SFAS 123 in this proforma disclosure is not indicative of the effects on reported results for future years. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. Stock options granted to consultants and advisors are accounted for using the fair value method under SFAS 123.

     The weighted-average fair value of options granted was $2.89 in 1998 and $6.79 in 1997.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: no dividend yield; expected volatility of 104% in 1998 and 67.5% in 1997; risk free interest rates of 4.53% in 1998 and 6% in 1997; expected lives of four years for the Prior Plan and five years for the other two plans.

     The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                              ------------------------------------------------           ----------------------------
                               NUMBER     WEIGHTED AVERAGE        WEIGHTED               NUMBER           WEIGHTED
    RANGE OF                     OF          REMAINING            AVERAGE                 OF               AVERAGE
 EXERCISE PRICES               SHARES     CONTRACTUAL LIFE      EXERCISE PRICE           SHARES         EXERCISE PRICE
                              -------     ----------------      --------------           -------        --------------
$ 0.63 -- $ 0.63 ..........   657,800           9.12               $ 0.6300              132,893           $ 0.6300
$ 0.69 -- $ 0.69 ..........    64,771           6.41               $ 0.6900               58,465           $ 0.6900
$ 0.76 -- $ 0.76 ..........   125,971           6.32               $ 0.7600              125,971           $ 0.7600
$ 1.63 -- $ 5.00 ..........    65,000           7.98               $ 3.8669               30,416           $ 5.0000
$ 5.88 -- $ 5.88 ..........    11,000           8.01               $ 5.8800                5,270           $ 5.8800
$ 7.50 -- $ 7.50 ..........    10,000           7.41               $ 7.5000                   --
$ 8.00 -- $ 8.00 ..........       437           8.19               $ 8,0000                  437           $ 8.0000
$ 9.75 -- $ 9.75 ..........     1,123           9.19               $ 9.7500                1,123           $ 9.7500
$11.75 -- $11.75 ..........    10,000           8.41               $11.7500                   --                 --
$13.00 -- $13.00 ..........       666           8.58               $13.0000                  666           $13.0000
                              -------           ----               --------              -------           --------
$ 0.63 -- $13.00 ..........   946,768           8.44               $ 1.1476              355,241           $ 1.1991
                              =======                                                    =======


(8) MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     We have adopted the provisions of statement of financial accounting standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." We operate in one segment and accordingly have provided only the required enterprise wide disclosures. For the year ended December 31, 1998, sales to one customer exceeded 10% of gross revenues. Sales to Applied Materials as a percent of gross revenues were 11.8% for the year ended December 31, 1998, and 19.8% for the year ended December 31, 1997.

     Export sales to our international customers outside North America, primarily to Japan and Europe comprised approximately 33% of gross revenues (20% in Europe and 13% in the Asia Pacific region) for the year ended December 31, 1998, and 32% of gross revenues (11% in Europe and 21% in the Asia Pacific region) for the year ended December 31, 1997.

(9) SUBSEQUENT EVENTS

     On January 21, 1999, we entered into a definitive agreement with FSI, for FSI to acquire all of the outstanding stock of YieldUP. The form of the transaction is anticipated to be a merger ("the Merger"). Under the terms of the definitive agreement, the YieldUP stockholders will receive $0.7313 in cash and
0.1567 of a share of FSI common stock for each share of YieldUP common stock. YieldUP option holders will receive substitute options entitling them to purchase FSI common stock. When the Merger becomes effective, the definitive agreement provides that each outstanding warrant to purchase shares of our common stock under any warrant agreement will become a right to acquire FSI common stock. Per the definitive agreement, the warrants will be subject to substantially the same terms and conditions as they were prior to the Merger. Each warrant, upon payment of the exercise price, will entitle the holder to receive $.7313 cash and .1567 of a share of FSI common stock for each share of YieldUP common stock the warrant holder is entitled to. Completion of the transaction is subject to certain closing conditions including, among other things, approval by the stockholders of YieldUP. As part of the definitive agreement to be acquired by FSI, we also granted FSI a non-exclusive royalty-bearing license to our patent portfolio.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth certain information regarding our executive officers:

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of YieldUP and their ages as of January 31, 1999 are as follows:


                 NAME                          AGE                   POSITION
                 ----                          ---                   --------
            Raj Mohindra ..............        54        President, Chief Executive Officer and Director
            Abhay K. Bhushan ..........        54        Executive Vice President, Chief Financial Officer and Director
            Suraj Puri ................        54        Vice President, Chief Technical Officer and Director
            Ram Paul Gupta(1) .........        60        Director
            Daniel Flamm(1) ...........        55        Director

----------

(1)   Members of the Compensation and Audit Committees.

     Mr. Mohindra co-founded YieldUP in 1993 and has served as President, Chief Executive Officer and a director of YieldUP since its inception. Prior to joining YieldUP, from 1968 to 1993, he worked for IBM where he held a number of operational, management and technical positions, including head of the IBM Productivity Competence Center, Manager of Systems Engineering and Senior Technical Staff Member.

     Mr. Bhushan co-founded YieldUP in 1993 and has served as Executive Vice President and Chief Financial Officer since June 1997, and as a director of YieldUP since its inception. He also served as Chief Financial Officer of YieldUP from August 1993 until July 1995. From 1996 to 1997, Mr. Bhushan was co-founder of Portola Communication, a software company, where he served as Chairman, President, Chief Financial Officer and Vice President Business Development. From 1974 to 1996, Mr. Bhushan was employed by Xerox Corporation, where he served in various capacities, including Manager of the Xerox Environmental Leadership Programs, Manager of Systems Engineering and Standards and Manager of Business Strategy.

     Mr. Puri co-founded YieldUP in 1993 and has served as Vice President, Chief Technical Officer and a director of YieldUP since its inception. Prior to joining YieldUP, from 1986 to 1993, Mr. Puri served as an independent consultant in the semiconductor industry.

     Mr. Gupta has served as a director of YieldUP since July 1995. From 1992 to the present, Mr. Gupta has served as President, Chief Executive Officer, Chief Operating Officer and Vice President of Operations of Quality Semiconductor, Inc., a semiconductor manufacturer. From 1988 to 1992, Mr. Gupta served as President of Blackship Computers, Inc., a systems integration company.

     Dr. Flamm has served as a director of YieldUP since September 1998. From 1995 to the present, Dr. Flamm has served as President of Microtechnology Analysis Group. From 1988 to 1998, Dr. Flamm was the McKay lecturer at University of California, Berkeley, in the Department of Electrical Engineering and Computer Science. From 1977 to 1989, Dr. Flamm was a distinguished member of technical staff at AT&T Bell Laboratories.

     The Board of Directors is divided into three classes. Each class of directors consists of one or two directors, who serve staggered three year terms.

     Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of YieldUP.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of YieldUP. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish YieldUP with copies of all reports they file under Section 16(a).

     To our knowledge, based solely on our review of the copies of such reports furnished to YieldUP and written representation that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with during the year ended December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate base salary and bonuses paid by YieldUP for services rendered during 1996, 1997, and 1998 to our chief executive officer and the other executive officers (the "Named Executive Officers") who earned more than $100,000 in any of these years.

SUMMARY COMPENSATION TABLE

                                                                                                                       LONG-TERM
                                                                                ANNUAL                                COMPENSATION
                                                                             COMPENSATION                            -------------
                                                                   ------------------------------------------          SECURITIES
                                                                                                  ALL OTHER            UNDERLYING
               NAME AND PRINCIPAL POSITION                         YEAR         SALARY           COMPENSATION            OPTIONS
               ---------------------------                         ----        --------          ------------         ------------
               Raj Mohindra ...............................        1996        $138,459            $5,400(1)               --
                 President and Chief Executive Officer ....        1997        $159,045            $7,200(1)               --
                                                                   1998        $149,317            $7,200(1)


               Abhay Bhushan ..............................        1997        $ 67,721            $4,200(1)           60,000
               Executive Vice President and Chief Financial        1998        $118,657            $7,200(1)          (60,000)(3)
                 Officer (2)

               Suraj Puri .................................        1997        $ 98,242            $4,200(1)               --
                 Vice President and Chief Technical Officer        1998        $ 99,524            $7,200(1)           90,000

----------

(1)  Represents automobile allowance payments.
(2)  Mr. Bhushan became an employee of YieldUP in June 1997.
(3) Mr. Bhushan surrendered on November 12, 1998, the 60,000 options granted to him in June 1997.

STOCK OPTION INFORMATION

     The following table contains information concerning stock option grants to the Named Executive Officers during the year ended December 31, 1998.


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                          PERCENTAGE OF
                                                          TOTAL OPTIONS
                                      NUMBER OF             GRANTED TO
                                      SECURITIES             EMPLOYEES
                                      UNDERLYING             IN FISCAL        EXERCISE OR BASE      EXPIRATION
               NAME                 OPTIONS GRANTED            YEAR             PRICE($/SH)           DATE
               ----                 ---------------       -------------       ----------------      ----------
               Suraj Puri               90,000                 8.9%              $   0.63            11/11/07

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth, for the Named Executive Officers, the shares acquired and the value realized on exercise of stock options during the year ended December 31, 1998 and the year-end number and value of exercisable and unexercisable options.


                                                                           NUMBER OF
                                                                      SECURITIES UNDERLYING              VALUE OF UNEXERCISE
                                                                      UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                      SHARES                             DECEMBER 31, 1998               DECEMBER 31, 1998(1)
                                   ACQUIRED ON       VALUE         ------------------------------    -----------------------------
               NAME                 EXERCISE       REALIZED        EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
               ----                -----------     --------        -----------      -------------    -----------     -------------
               Raj Mohindra             --            --             125,971            --            $124,711            --
               Suraj Puri ..            --            --              90,000            --            $100,800            --
               Abhay Bhushan            --            --              14,479            --            $ 15,348            --


--------------------

(1) The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options, which was $0.76 per share for Mr. Mohindra, $0.63 for Mr. Puri, and $0.69 for Mr. Bhushan, and the fair market value for our common stock of $1.75 per share as of December 31, 1998, which was the closing price of our common stock on December 31, 1998.

     We do not have employment agreements with any of our executive officers or directors.

COMPENSATION OF DIRECTORS

     From time to time, directors have received grants of options to purchase our common stock. Directors who are not employees of YieldUP receive yearly grants of options to purchase common stock under the Directors Plan. YieldUP pays nominal amounts to outside members of the Board of Directors for meeting participation and special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of our capital stock as of December 31, 1998, (i) by each person who is known by us to own beneficially more than 5% of our capital stock, (ii) by each of the Named Executive Officers and by each of our directors, and (iii) by all officers and directors as a group.


                                                                                                                        PERCENTAGE
                                                                                                  NUMBER OF            OF SHARES OF
                                                   NUMBER OF SHARES                            SHARES OF CLASS           CLASS A
                   NAME AND ADDRESS OF                OF COMMON              PERCENTAGE           A COMMON                COMMON
                   BENEFICIAL OWNER(1)                 STOCK(2)              OF CLASS(3)          STOCK(2)                STOCK(3)
               ---------------------------         ----------------          -----------      ----------------         ------------
               Raj Mohindra ..............             10,000                      *             980,257(4)                65.8%
               Abhay Bhushan .............            147,537(5)                 2.1%            262,070(6)                19.0%
               Suraj Puri ................            210,000(7)                 3.0%            184,783(8)                13.5%
               Ram Paul Gupta ............             35,000(9)                   *              12,646(10)                  *
               Daniel L. Flamm ...........             20,000(11)                  *                  --                     --
               All directors and executive
                 officers as a group (five
                 (5) persons) ............            422,537(12)                5.9%            1,439756(13)              94.9%


----------------------

*    Represents less than one percent.

(1) All beneficial owners listed may be reached at 117 Easy Street, Mountain View, California 94043.

(2) Except pursuant to applicable community property laws or as otherwise noted, all shares are beneficially owned and sole voting, and investment power is held by the persons named.

(3) Based on 1,364,497 shares of Class A common stock and 6,891,979 shares of common stock outstanding as of December 31, 1998, plus shares which may be acquired by the named person(s) upon exercise of outstanding options exercisable within 60 days of March 1, 1999. Each share of Class A common stock has five votes, and each share of common stock has one vote.

(4) Includes 125,971 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999. Also includes 44,161 shares held by family members of Mr. Mohindra, but Mr. Mohindra disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have.

(5) Includes 30,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999.

(6) Includes 14,479 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999. Also includes 43,434 shares of Class A common stock held by family members of Mr. Bhushan, but Mr. Bhushan disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have.

(7) Includes 190,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999.

(8) Includes 7,239 shares of Class A common stock held by a family member of Mr. Puri, but Mr. Puri disclaims beneficial ownership of all such shares except to the extent of any pecuniary interest therein which he may have.

(9) Includes 35,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999.

(10) Includes 12,646 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999.

(11) Includes 20,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999.

(12) Includes 175,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999.

(13) Includes 1,191,826 shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 1, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two fiscal years, we had the following transactions with certain of our officers, directors and holders of 5% of the outstanding shares of YieldUP, as described below.

     On December 14, 1998, we issued a promissory note in the principal amount of $500,000 to Abhay Bhushan, a director and chief financial officer of YieldUP, bearing interest at the rate of nine percent (9.0%) per annum. The promissory note was repaid in full on January 29, 1999.

     We believe that all transactions with affiliates described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See the index of exhibits on pages 37 of this report

     (b)  Financial statements

     (c)  Reports on Form 8-K:

          Current Reports on Form 8-K filed on January 27, 1999

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       YIELDUP INTERNATIONAL CORPORATION
                                                  (COMPANY)


                                             /s/ RAJ MOHINDRA
                                -----------------------------------------------
                                Raj Mohindra, Chairman and Chief Executive
                                (Principal Executive Officer)

Date:  March 12, 1999

             NAME                                                   TITLE                                      DATE
             ----                                                   -----                                      ----
      /s/ RAJ MOHINDRA                            Chairman, Chief Executive Officer, and Director         March 12, 1999
------------------------------------
        Raj Mohindra

      ABHAY K. BHUSHAN*                           Chief Financial Officer, and Director                   March 12, 1999
------------------------------------
      Abhay K. Bhushan

(PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

      DANIEL L. FLAMM*                            Director                                                March 12, 1999
------------------------------------
      Daniel L. Flamm

      RAM PAUL GUPTA*                             Director                                                March 12, 1999
------------------------------------
      Ram Paul Gupta

       SURAJ PURI*                                Director                                                March 12, 1999
------------------------------------
       Suraj Puri

*by:     /s/  RAJ MOHINDRA
    --------------------------------
    Raj Mohindra, Attorney-in-Fact

                       YIELDUP INTERNATIONAL CORPORATION

                               INDEX OF EXHIBITS


           EXHIBIT
            NUMBER                                           DESCRIPTION OF EXHIBIT
           -------                                           ----------------------
            3.2*        Certificate of Incorporation.
            3.3**       Bylaws.
            4.1*        Form of Warrant Agreement between YieldUP and the Warrant Agent, including the form of warrants.
            10.1*       Form of Indemnity Agreement.
            10.2*       1995 Stock Option Plan and forms of agreement thereunder.
            10.3*       1995 Outside Directors Stock Option Plan and forms of agreement thereunder.
            10.5*       Facilities lease between YieldUP and Lori A. Halligan Trust, dated September 11, 1995.
            10.7*       Loan and Security Agreement with Silicon Valley Bank dated September 16, 1996.
            10.8        The Merger Agreement by and between YieldUP and FSI International, Inc., dated as of January 21, 1999.
            10.9        License Agreement for Microelectronic Technology between YieldUP (Licensor) and FSI International, Inc.
                       (Licensee), dated as of January 21, 1999. Confidential treatment requested and granted.
            23.1        Consent of Independent Auditors.
            27.1        Financial Data Schedule


----------

* The exhibit is incorporated by reference to Form SB-2 (Registration No. 33-97792-LA)

** The exhibit is incorporated by reference to YieldUP's Form 10-KSB for the fiscal year ended December 31, 1997.