Form 10QSB
period 1999-03-31
YIELDUP INTERNATIONAL CORP
filed 1999-05-14
CIK 1002176

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Quarterly for the period ended March 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         COMMISSION FILE NO. 0-27104

                        YIELDUP INTERNATIONAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

DELAWARE                                                     77-0341206
(State or other jurisdiction of incorporation)          (I.R.S. Employer ID #)

           117 EASY STREET
    MOUNTAIN VIEW, CALIFORNIA 94043
(Address of principal executive offices)

Issuer's telephone number, including area code:              (650) 964-0100


Check whether the issuer: 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 1999, we had 6,891,979 shares of common stock outstanding, and 1,364,497 shares of Class A common stock outstanding for a total of 8,256,476 common stock outstanding. All shares of common stock and Class A common stock have par value of $0.001 per share.

Transitional Small Business Disclosure Format (check one) : YES [ ] NO [X]

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX



                                                                                                   PAGE
                                                                                                   ----
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

1) Condensed Balance Sheets - March 31, 1999 and December 31, 1998                                   3

2) Condensed Statements of Operations - Three Months ended March 31, 1999 and 1998                   4

3) Condensed Statements of Cash Flows - Three Months ended March 31, 1999 and 1998                   5

4) Notes to Financial Statements                                                                    6-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                               8-13

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                         13

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 13

ITEM 3.   DEFAULTS ON SENIOR SECURITIES                                                             13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       14

ITEM 5.   OTHER INFORMATION                                                                         14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                          14

SIGNATURES                                                                                          14

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                        YIELDUP INTERNATIONAL CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                MARCH 31,              DECEMBER 31,
                                                              ------------             ------------
                                                                  1999                     1998
                                                              ------------             ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                  $    262,572             $    143,228
   Short-term investments                                           10,000                   10,000
   Accounts receivable                                           1,567,856                1,401,413
   Inventories                                                   2,112,118                2,788,037
   Prepaid expenses and other current assets                        66,463                   76,431
                                                              ------------             ------------
        Total current assets                                     4,019,009                4,419,109

Property, plant, and equipment                                   1,543,702                1,500,712
Other assets                                                       222,395                  206,712
                                                              ------------             ------------
        Total assets                                          $  5,785,106             $  6,126,533
                                                              ============             ============

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                           $    880,974             $    747,730
   Accrued liabilities                                             539,162                  616,997
   Current portion of capital lease obligations                     16,412                   15,994
   Bank borrowings                                               1,223,963                1,223,963
   Deferred revenue                                              1,250,000                        0
   Note payable to a director of the Company                             0                  500,000
                                                              ------------             ------------
        Total current liabilities                                3,910,511                3,104,684
   Long-term capital lease obligations                              62,721                   66,985
                                                              ------------             ------------
        Total liabilities                                        3,973,232                3,171,669

Stockholders' equity:
   Class A common stock                                              1,364                    1,364
   Common stock                                                      6,892                    6,892
   Additional paid-in capital                                   23,898,385               23,898,385
   Notes receivable from stockholders                               (1,841)                  (1,841)
   Accumulated deficit                                         (22,092,926)             (20,949,936)
                                                              ------------             ------------
        Total stockholders' equity                            $  1,811,874             $  2,954,864
                                                              ------------             ------------
        Total liabilities and stockholders' equity            $  5,785,106             $  6,126,533
                                                              ============             ============



                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------------
                                                                         1999                        1998
                                                                      -----------                -----------
Gross revenues                                                        $ 1,392,102                $ 2,559,501

Cost of sales                                                           1,236,517                  1,469,465
                                                                      -----------                -----------

Gross margin                                                              155,585                  1,090,036

Operating expenses:
   Research and development                                               523,185                    712,634
   Selling, general, and administrative                                   729,848                    964,854
                                                                      -----------                -----------
Total operating expenses                                                1,253,033                  1,677,488
                                                                      -----------                -----------
Operating loss                                                         (1,097,448)                  (587,452)
Interest income/(expense), net                                            (45,542)                    14,582
                                                                      -----------                -----------
Net loss                                                              $(1,142,990)               $  (572,870)
                                                                      ===========                ===========

Basic and diluted net loss per share                                  $     (0.14)               $     (0.10)
                                                                      ===========                ===========
Shares used in basic and diluted per share computations                 8,256,476                  5,761,103
                                                                      ===========                ===========



                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                          -----------------------------------
                                                                                             1999                     1998
                                                                                          -----------             -----------
Cash flows from operating activities:
   Net loss                                                                               $(1,142,990)            $  (572,870)
   Adjustments to reconcile net loss to net cash used by operating activities:
                    Depreciation and amortization                                             156,400                 133,936
                    Provision for bad debts                                                        --                     500
                    Changes in operating assets and liabilities:
                              Accounts receivable                                            (166,443)                 33,473
                              Inventories                                                     675,919                (105,257)
                              Prepaid expenses and other assets                                (5,715)                 39,681
                              Accounts payable                                                133,244              (1,194,998)
                              Accrued liabilities                                             (77,835)                168,675
                              Deferred revenue                                              1,250,000                      --
                                                                                          -----------             -----------
                     Net cash provided by/(used by) operating activities                      822,580              (1,496,860)
                                                                                          -----------             -----------
Cash flows from investing activities:
   Purchase of plant and equipment                                                           (199,390)                (59,609)
   Purchase of short-term investments, net                                                         --               1,496,150
                                                                                          -----------             -----------
                     Net cash (used by)/provided by investing activities                     (199,390)              1,436,541
                                                                                          -----------             -----------
Cash flows from financing activities
   Repayment of note payable to a director of the Company                                    (500,000)                     --
   Payments under capital lease obligations                                                    (3,846)                (13,119)
   Payments of term loan                                                                           --                 (90,000)
   Issuance of common stock from option exercises                                                  --                  56,000
   Issuance of Series A preferred stock, net                                                       --               5,890,000
                                                                                          -----------             -----------
                     Net cash  (used by)/provided by financing activities                    (503,846)              5,842,881
                                                                                          -----------             -----------

Net increase in cash and cash equivalents                                                     119,344               5,782,562

Cash and cash equivalents at beginning of period                                              143,228               2,145,785
                                                                                          -----------             -----------

Cash and cash equivalents at end of period                                                $   262,572             $ 7,928,347
                                                                                          ===========             ===========
Supplemental cash flow disclosure:
Cash paid for interest                                                                    $    49,262             $    13,052
                                                                                          ===========             ===========



                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1999



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     YieldUP International Corporation (the "Company") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates.

BASIS OF PRESENTATION

     The unaudited condensed financial information of the Company furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999.

NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of Class A common stock and common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from stock options, warrants and preferred stock outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. In the first quarter of 1999 there were 397,447 options, and in the first quarter of 1998 there were 303,760 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for those periods.

COMPREHENSIVE INCOME

     We have no other components of comprehensive income other than our reported amounts of net loss.

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

2. INVENTORIES

A summary of inventories follows:


                                                                MARCH 31,            DECEMBER 31,
                                                                  1999                  1998
                                                               ----------            ------------
   Raw materials                                               $1,524,299            $1,840,088
   Work in process                                                456,871               493,024
   Evaluation units                                             1,142,145             1,308,052
   Finished goods                                               2,327,983             2,486,053
                                                               ----------            ----------
Gross inventory                                                $5,451,298            $6,127,217
   Less provision for excess and obsolete inventory             3,339,180             3,339,180
                                                               ----------            ----------
Net inventory                                                  $2,112,118            $2,788,037
                                                               ==========            ==========

Evaluation units are installed at potential customers' sites.

3.  ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 1999 is net of a reserve for sales returns of $236,389 and a reserve for bad debts of $537,218.

4.  DEFERRED REVENUE

Included in the deferred revenue is a pre-paid license by FSI International. Revenue will be recognized when products on which the royalty payments are based are sold.

5. LEGAL PROCEEDINGS

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

      CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of our products infringes patents held by CFM. We believe that the additional CFM patent infringement lawsuit is without merit and that none of our technology and products infringe any of the CFM patents asserted in that litigation. Our technology is substantially different from CFM's patented technology. We have filed an answer to the complaint and a counter claim for non-infringement and invalidity of CFM's patents. We plan to vigorously defend our intellectual property rights against any and all claims. The associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. In both lawsuits filed by CFM, they are asking for monetary damages and an injunction against our use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     The discussions in this Report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business Risks" and elsewhere in this Report as well as in our other periodic reports filed with the Securities and Exchange Commission.


THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

     Revenues decreased to $1,392,102 in the first quarter of 1999 from $2,559,501 for the same period in 1998. The 46% decrease in revenues in first quarter of 1999 was due to a decrease in the level of shipments for our cleaning, rinsing, and drying systems.

     In the first quarter of 1999, sales to a single customer in Europe, STMicroelectronics, accounted for 31% of revenues, and sales to a customer in United States, Submicron Systems, accounted for 23% of revenues.


GROSS MARGIN

     Our gross margin decreased to $155,585, or 11% of revenues, during the first quarter of 1999 compared to gross margin of $1,090,036, or 43% of revenues, during the same period a year ago. This decline in gross margins was due in part to the high fixed overhead costs allocated to reduced shipments and revenue.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $523,185, or 38% of revenues, in the first quarter of 1999, compared to $712,634, or 28% of revenues, for the same period in 1998. The decrease in research and development expenses was due mainly to a decrease in engineering personnel compared to the same period a year ago. We expect to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $729,848, or 52% of revenues in the first quarter of 1999, compared to $964,854, or 38% of revenues, for the same period in 1998. Selling, general, and administration expenses decreased due to reduced commissions related to the decrease in sales. We expect that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

NET INTEREST EXPENSE

     Net interest expense was $45,542, net of interest income of $3,720, for first quarter of 1999 compared to net interest income of $14,582, net of interest expense of $13,052, for the same period in 1998. In December 1998, we increased borrowings and reduced cash in order to redeem all of the outstanding shares of the Series A convertible Preferred Stock for approximately $6.0 million. The increase in net interest expense was the result of reduced interest income due to the reduced cash balances and increased interest expense on the additional borrowings.

NET LOSS

     Net loss for the first quarter of 1999 was $1,142,990, or $0.14 per share compared to a net loss of $572,870, or $0.10 per share for the same period in 1998. The shares used in basic and diluted per share computations were 8,256,476 for the first quarter of 1999, and 5,761,103 for the same period in 1998.

     We have incurred operating losses in each fiscal quarter since inception. Such losses have been principally the result of the various costs associated with product development and manufacturing activities as we seek to gain acceptance of our products in the marketplace. There can be no assurance that we will be successful in generating future profits from the sales of our products.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investment balances at March 31, 1999 totaled $272,572, compared to $153,228 at December 31, 1998. The increase of $119,344 was due to net cash generated by operating activities during the period of approximately $823,000, which included deferred revenue of $1,250,000. Payment on a loan from a director of YieldUP reduced available cash by $500,000.

     At March 31, 1999, we had accounts receivable of $1,567,856 compared to $1,401,413 at December 31, 1998. Inventories at March 31, 1999 were $2,112,118 compared to $2,788,037 at December 31, 1998. Net property, plant, and equipment were $1,543,702 at March 31, 1999 compared to $1,500,712 at December 31, 1998.
The increase in net property and equipment was primarily the result of an increase in equipment that was partially offset by depreciation.

     The accounts payable balance at March 31, 1999 was $880,974 compared to $747,730 at December 31, 1998. The increase in accounts payable was due primarily to an increase in purchases of components for new product development and legal fees associated with the proposed merger with FSI International.

     On January 21, 1999, we entered into a definitive agreement with FSI, for FSI to acquire all of the outstanding stock of YieldUP. The form of the transaction will be a merger. Under the terms of the definitive agreement, the YieldUP stockholders will receive $0.7313 in cash and 0.1567 of a share of FSI common stock for each share of YieldUP common stock. YieldUP option holders will receive substitute options entitling them to purchase FSI common stock. When the merger becomes effective, each outstanding warrant to purchase shares of our common stock under any warrant agreement will become a right to acquire FSI common stock. The warrants will be subject to substantially the same terms and conditions as they were prior to the merger. Each warrant, upon payment of the exercise price, will entitle the holder to receive $.7313 cash and .1567 of a share of FSI common stock for each share of YieldUP common stock the warrant holder is entitled to. Completion of the transaction is subject to certain closing conditions including, among other things, approval by the stockholders of YieldUP. FSI and YieldUP currently anticipate that the transaction will be completed in late June or early July 1999. As part of the agreement to be acquired by FSI, we also granted FSI a non-exclusive royalty-bearing license to our patent portfolio, and have received pre-paid licensing fees. We amended this licensing agreement in April of 1999, which will result in additional payments by FSI to YieldUP in the second quarter of 1999.

BUSINESS RISKS

GENERAL

     Our operations are subject to numerous risks associated with establishing any new business, including unforeseeable expenses, delays and complications, as well as specific risks of the semiconductor equipment industry. We have incurred significant losses from our operations, and we may never achieve profitable operations. Our smaller resources make us vulnerable to competition from larger companies. Because our technology has not been widely deployed, it presents potential customers with uncertainty not associated with existing equipment marketed by competitors. In addition, many semiconductor manufacturers are reluctant to choose small companies as key suppliers due to concerns about long-term viability and product support. Since we expect to derive substantially all of our future revenues from sales of cleaning, rinsing, and drying systems, our business, financial condition and results of operations would be materially adversely affected by declining demand for our products or decreasing prices and margins for those products.

RISKS RELATING TO THE MERGER

Fixed Exchange Ratio May Limit the Value of FSI Stock Received by YieldUP Stockholders

     In the merger, each outstanding share of YieldUP common stock and Class A common stock will be converted into the right to receive $.7313 in cash and
 .1567 of a share of FSI common stock. There will be no adjustment of the exchange ratio based on fluctuations in the market price of FSI common stock. Consequently, the value of the FSI common stock received in the merger could decrease from now until the effective date of the merger.

If FSI and YieldUP Cannot Effectively Integrate Their Operations, Then Potential Benefits of the Merger May Not Be Realized

     FSI and YieldUP will have to integrate their manufacturing, research and development, and sales and marketing efforts. If the companies are not successful in this integration, then FSI's results of operations could be adversely affected, employee morale could decline, and key employees could leave. In addition, until YieldUP's existing customers have had the opportunity to determine how well the combined organization operates, they may cancel existing orders or delay placing new ones.

OTHER BUSINESS RISKS

The Semiconductor Industry is Experiencing a Downturn Which May Materially and Adversely Affect Us

     The semiconductor equipment industry is highly cyclical and has historically experienced periodic and often prolonged downturns. Currently, the industry is in the midst of a severe downturn which began in 1998. The current severe downturn could not have been predicted in early 1998, and future severe downturns may occur prior to our anticipation of them. We can neither predict nor avoid such downturns. A downturn in the semiconductor industry could materially adversely affect our backlog level, business, financial condition, and results of operations. Any downturn in the market demand for integrated circuits would likely reduce to an even greater extent the willingness of the manufacturers of semiconductor devices to make substantial capital expenditures and would adversely affect our business, financial condition, and results of operations.

We Have Experienced Operating Losses in the Past and We Expect to Sustain Losses in the Future

     We may never achieve profitability if we remain an independent entity. If we do not remain independent and are acquired by FSI, it may not be able to generate profits from the acquired operations of YieldUP. We have experienced significant operating losses since our inception in June 1993 and only commenced significant shipments of our products in the fourth quarter of 1995. We have experienced net losses applicable to holders of common stock of $11,361,922 in 1998, $3,993,642 in 1997 and $3,374,035 in 1996. Accordingly, we have a limited operating history on which to base the evaluation of our business, and our prior operating results are not indicative of the results which may be achieved in the future. As of March 31, 1999, our accumulated deficit was $22,092,926. Our operating losses have been and will continue to be principally the result of the various costs associated with our product development, manufacturing, and sales and marketing activities.

Our Existing Capital Resources Will Not Enable Us To Fund Our Operations Through 1999

     We believe our existing capital resources, combined with the payments received from the licensing agreement with FSI, will enable us to fund operations through June 1999. We will need to obtain additional capital to fund our operations beyond June 1999, which may result in dilution to the current stockholders. The existence of Class B warrants may also complicate future capital raising activities because of their potentially dilutive effect on the purchasers of equity securities and the anti-dilution provisions of the Class B warrants. These anti-dilution provisions could reduce the exercise price of the Class B warrants. If we are unable to obtain the necessary capital, we will be required to significantly curtail operations.

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

     In order to minimize the disruption to business and government that may be caused by computer systems and software products that are not Y2K compliant, many companies and government agencies worldwide have established programs to evaluate and mitigate the risks and adverse effects of the Y2K problem. Accordingly, YieldUP formed a Y2K Readiness team in 1998, comprising of Information Technology personnel, finance and administration staff and product software engineers. The team has assessed all critical software and operational applications for review and evaluated Y2K compliance of its internal business systems, manufacturing and design tools, current products, products sold in recent years, and the most critical systems, services and products supplied to the Company by third parties.

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

     A few issues were discovered with systems utilized in YieldUP's day-to-day operations and with one of YieldUP's products. Solutions to these problems were quickly addressed, resolved and tested by working with each vendor. The costs to address the Y2K issues have been relatively small to date, and our products in the field have been made compliant. Completion date for these issues was December 1998. Final analysis of our readiness will be completed by the middle of 1999. We have further implemented policy and procedures that all new systems procured or developed are evaluated for Y2K readiness to assure compliance. In the latter half of 1999, we will be finalizing contingency plans, to respond to any unforeseen Y2K problems. We expect to develop these contingency plans working with FSI, as the merger is expected to be complete by mid-1999.

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

      We have been advised by all of our suppliers and business partners, which includes OEMs, that they are addressing and preparing for any Y2K issues that they may have. In the event any of these suppliers or business partners are not Y2K compliant, we may experience a delay in shipping our products.

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

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of our products infringes patents held by CFM. We believe that the additional CFM patent infringement lawsuit is without merit and that none of our technology and products infringe any of the CFM patents asserted in that litigation. Our technology is substantially different from CFM's patented technology. We have filed an answer to the complaint and a counter claim for non-infringement and invalidity of CFM's patents. We plan to vigorously defend our intellectual property rights against any and all claims. The associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. In both lawsuits filed by CFM, they are asking for monetary damages and an injunction against our use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.


ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)  EXHIBITS


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   3.1*          Articles of Incorporation

   3.2*          Bylaws

   10.1** The Merger Agreement by and between YieldUP and FSI International dated as of January 21, 1999

   27.1          Financial Data Schedule


------------

*        Incorporated herein by reference to the registration statement on Form
         SB-2.

** Incorporated herein by reference to YieldUP's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2)      REPORTS ON FORM 8-K

Current Report on Form 8-K filed on January 27, 1999



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        YIELDUP INTERNATIONAL CORPORATION
                                  (Registrant)



Date:  May 14, 1999                 By: /s/ Raj Mohindra
                                        --------------------------------------
                                        Raj Mohindra,
                                        President and Chief Executive Officer


                                        /s/ Abhay K. Bhushan
                                        --------------------------------------
                                        Abhay K. Bhushan,
                                        Executive Vice President and
                                        Chief Financial Officer