Form 10QSB
period 1999-06-30
YIELDUP INTERNATIONAL CORP
filed 1999-08-16
CIK 1002176

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Quarterly for the period ended June 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NO. 0-27104


                        YIELDUP INTERNATIONAL CORPORATION
       (Exact name of small business issuer as specified in its charter)


               DELAWARE                                  77-0341206
    ----------------------------                   ----------------------
    (State or other jurisdiction                   (I.R.S. Employer ID #)
          of incorporation)


                                117 EASY STREET
                                 MOUNTAIN VIEW,
                                CALIFORNIA 94043
                    ----------------------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (650) 964-0100


Check whether the issuer: 1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

As of June 30, 1999, we had 6,891,979 shares of common stock outstanding, and 1,364,497 shares of Class A common stock outstanding for a total of 8,256,476 common stock outstanding. All shares of common stock and Class A common stock have par value of $0.001 per share.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                        YIELDUP INTERNATIONAL CORPORATION

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1) Condensed Balance Sheets -- June 30, 1999 and December 31, 1998            3

2) Condensed Statements of Operations -- Three Months and Six Months
   ended June 30, 1999 and 1998                                               4

3) Condensed Statements of Cash Flows -- Six Months ended
   June 30, 1999 and 1998                                                     5

4) Notes to Financial Statements                                            6-8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       8-15


PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 16

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         16

ITEM 3.    DEFAULTS ON SENIOR SECURITIES                                     16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 5.    OTHER INFORMATION                                                 16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  17

SIGNATURES                                                                   17

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                        YIELDUP INTERNATIONAL CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                    JUNE 30,         DECEMBER 31,
                                                  ------------       ------------
                                                      1999               1998
                                                  ------------       ------------
                        ASSETS
Current assets:
Cash and cash equivalents                         $    554,019       $    143,228
Short-term investments                                  10,000             10,000
Accounts receivable                                  1,878,224          1,401,413
Inventories                                          2,269,279          2,788,037
Prepaid expenses and other current assets               72,768             76,431
                                                  ------------       ------------
Total current assets                                 4,784,290          4,419,109

Property, plant, and equipment                       1,412,418          1,500,712
Other assets                                           228,435            206,712
                                                  ------------       ------------
Total assets                                      $  6,425,143       $  6,126,533
                                                  ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable                                  $    852,800       $    747,730
Accrued liabilities                                    516,566            616,997
Current portion of capital lease obligations            16,841             15,994
Bank borrowings                                      1,039,937          1,223,963
Deferred revenue                                     2,825,000                  0
Note payable to a director of the Company                    0            500,000
                                                  ------------       ------------
Total current liabilities                            5,251,144          3,104,684
Long-term capital lease obligations                     58,346             66,985
                                                  ------------       ------------
Total liabilities                                    5,309,490          3,171,669

Stockholders' equity:
Class A common stock                                     1,364              1,364
Common stock                                             6,892              6,892
Additional paid-in capital                          23,898,385         23,898,385
Notes receivable from stockholders                      (1,841)            (1,841)
Accumulated deficit                                (22,789,147)       (20,949,936)
                                                  ------------       ------------
Total stockholders' equity                        $  1,115,653       $  2,954,864
                                                  ============       ============
Total liabilities and stockholders' equity        $  6,425,143       $  6,126,533
                                                  ============       ============


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              ---------------------------        ----------------------------
                                                 1999            1998               1999              1998
                                              ----------      -----------        -----------       ----------
Gross revenues                                $1,416,104      $ 2,071,413        $ 2,808,206      $ 4,630,914

Cost of sales                                  1,004,405        1,176,816          2,240,922        2,646,281
                                              ----------      -----------        -----------       ----------

Gross margin                                     411,699          894,597            567,284        1,984,633

Operating expenses:
   Research and development                      519,519          715,760          1,042,704        1,428,394
   Selling, general, and administrative          559,243        1,099,028          1,289,091        2,063,882
                                              ----------      -----------        -----------      -----------
Total operating expenses                       1,078,762        1,814,788          2,331,795        3,492,276
                                              ----------      -----------        -----------      -----------
Operating loss                                  (667,063)        (920,191)        (1,764,511)      (1,507,643)
Interest (expense)/income, net                   (29,158)          78,656            (74,700)          93,238
                                              ----------      -----------        -----------      -----------
Net loss                                        (696,221)        (841,535)        (1,839,211)      (1,414,405)
Accretion on redeemable convertible
   preferred stock                                     0         (650,000)                 0         (650,000)
                                              ----------      -----------        -----------      -----------
Net loss applicable to holders of
   common stock                               $ (696,221)     $(1,491,535)       $(1,839,211)     $(2,064,405)
                                              ==========      ===========        ===========      ===========
Basic and diluted net loss per share
applicable to holders of common stock         $    (0.08)     $    (0.26)        $     (0.22)     $     (0.36)
                                              ==========      ===========        ===========       ==========
Shares used in basic and diluted per
share computations                             8,256,476        5,774,533          8,256,476        5,761,103
                                              ==========      ===========        ===========       ==========


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                    1999            1998
                                                                 -----------     -----------
Cash flows from operating activities:
   Net loss                                                      $(1,839,211)    $(1,414,405)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                                303,109         264,910
        Changes in operating assets and liabilities:
           Accounts receivable                                      (476,811)         17,785
           Inventories                                               518,758      (1,126,347)
           Prepaid expenses and other assets                        (18,060)          55,208
           Accounts payable                                          105,070      (1,182,129)
           Accrued liabilities                                      (100,431)        144,639
           Deferred revenue                                        2,825,000              --
                                                                 -----------     -----------
        Net cash provided by/(used by) operating
            activities                                             1,317,424      (3,240,339)
                                                                 -----------     -----------
Cash flows from investing activities:
   Purchase of plant and equipment                                  (214,815)       (413,040)
   Purchase of short-term investments, net                                --         509,977
                                                                 -----------     -----------
          Net cash (used by)/provided by investing
              activities                                            (214,815)         96,937
                                                                 -----------     -----------
Cash flows from financing activities
   Repayment of  note payable to a director of the Company          (500,000)             --
   Payments under capital lease obligations                           (7,792)        (28,620)
   Payments on loans                                                (184,026)       (180,000)
   Decrease in restricted cash on term loan                               --         312,495
   Issuance of common stock from option exercises                         --          95,849
   Issuance of Series A preferred stock, net                              --       5,839,038
   Issuance of Class A common stock from option exercise                  --           6,900
                                                                 -----------     -----------
      Net cash (used by)/provided by financing
         activities                                                 (691,818)      6,045,662
                                                                 ----------     -----------
Net increase in cash and cash equivalents                            410,791       2,902,260
Cash and cash equivalents at beginning of period                     143,228       2,145,785
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $   554,019     $ 5,048,045
                                                                 ===========     ===========
Supplemental cash flow disclosure:
Acquisition of equipment under capital lease obligations         $        --     $    92,759
Accretion on redeemable convertible preferred stock                       --         650,000
Cash paid for interest                                           $    94,804     $    28,526
                                                                 ===========     ===========


                 See accompanying notes to financial statements

                        YIELDUP INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)
                                  JUNE 30, 1999

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     YieldUP International Corporation (the "Company") develops, manufactures, and markets cleaning, rinsing, and drying equipment used during several steps in the manufacturing process for semiconductors and other defect sensitive substrates.

BASIS OF PRESENTATION

     The unaudited condensed financial information of the Company furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 1999.

NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of Class A common stock and common stock outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of Class A common stock and common stock outstanding during the period and dilutive common equivalent shares from stock options, warrants and preferred stock outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. In the three months and six months ended June 30, 1999 there were 435,855 options, and in the three months and six months ended June 30,1998 there were 244,099 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for those periods. In the three months and six months ended June 30, 1999 and June 30, 1998 there were 4,155,000 Class B warrants outstanding with an exercise price of $11.00 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for those periods.

COMPREHENSIVE INCOME

     We have no other components of comprehensive income other than our reported amounts of net loss.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended in June 1999 by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company will be required to adopt this statement for the year ending December 31, 2001 and management does not believe the adoption will have a material effect on the financial position or results of operations of the Company.

2.   INVENTORIES

A summary of inventories follows:

                                                     JUNE 30,          DECEMBER 31,
                                                       1999               1998
                                                    ----------         ----------
Raw materials                                       $1,211,954         $1,840,088
Work in process                                      1,033,751            493,024
Evaluation units                                     1,805,228          1,308,052
Finished goods                                       1,558,108          2,486,053
                                                    ----------         ----------
Gross inventory                                     $5,609,041         $6,127,217
Less provision for excess inventory and
  depreciation                                       3,339,762          3,339,180
                                                    ----------         ----------
Net inventory                                       $2,269,279         $2,788,037
                                                    ==========         ==========

Evaluation units are installed at potential customers' sites.


3.   ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 1999 is net of a reserve for sales returns of $236,389 and a reserve for bad debts of $409,891.

4.   DEFERRED REVENUE

Included in the deferred revenue are royalty prepayments related to the licensing agreement with FSI International. Revenue will be recognized when products on which the royalty prepayments are based are sold.

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

6.   MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     We have adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." We operate in one segment and accordingly have provide only the required enterprise wide disclosures. For the three months ended June 30, 1999, sales to two customer exceeded 10% of gross revenues. Sales to a single customer in the United States, Philips Semiconductors, accounted for 32% of revenues, and sales to an Original Equipment Manufacturer ("OEM") customer in the United States, SubMicron Systems, accounted for 28% of revenues.

     Export sales to our international customers outside North America, primarily to Japan and Europe comprised approximately 4% of gross revenues (4% in the Asia Pacific region) for the three months ended June 30, 1999, and 43% of gross revenues (37% in Europe and 6% in the Asia Pacific region) for the three months ended June 30, 1998.


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

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

     Revenues decreased to $1,416,104 in the second quarter of 1999 from $2,071,413 for the same period in 1998. The 32% decrease in revenues in the second quarter of 1999 was due to a decrease in the level of shipments for our cleaning, rinsing, and drying systems.

     In the second quarter of 1999, sales to a single customer in the United States, Philips Semiconductors, accounted for 32% of revenues, and sales to an Original Equipment Manufacturer ("OEM") customer in the United States, SubMicron Systems, accounted for 28% of revenues.

GROSS MARGIN

     Our gross margin decreased to $411,699, or 29% of revenues, during the second quarter of 1999 compared to a gross margin of $894,597, or 43% of revenues, during the same period a year ago. This decline in gross margins was due in part to the high fixed overhead costs allocated to reduced shipments and revenue.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $519,519, or 37% of revenues, in the second quarter of 1999, compared to $715,760, or 35% of revenues, for the same period in 1998. The decrease in research and development expenses of $196,241 was due mainly to a decrease in engineering personnel compared to the same period a year ago. We expect to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $559,243, or 39% of revenues in the second quarter of 1999, compared to $1,099,028, or 53% of revenues, for the same period in 1998. Selling, general, and administration expenses decreased by $539,785 due to reduced commissions related to the decrease in sales and reduced expenses for personnel and marketing. We expect that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

NET INTEREST EXPENSE

     Net interest expense was $29,158, net of interest income of $7,338, for second quarter of 1999 compared to net interest income of $78,656, net of interest expense of $15,474, for the same period in 1998. In December 1998, we increased borrowings and reduced cash in order to redeem all of the outstanding shares of the Series A convertible Preferred Stock for approximately $6.0 million. The increase in net interest expense was the result of reduced interest income due to the reduced cash balances and increased interest expense on the additional borrowings.

NET LOSS

     Net loss for the second quarter of 1999 was $696,221, or $0.08 per share compared to a net loss applicable to holders of common stock of $1,491,535, or $0.26 per share for the same period in 1998. The shares used in basic and diluted per share computations were 8,256,476 for the second quarter of 1999, and 5,774,533 for the same period in 1998.

     We have incurred operating losses in each fiscal quarter since inception. Such losses have been principally the result of the various costs associated with product development and manufacturing activities as we seek to gain acceptance of our products in the marketplace, and the prolonged downturn in the semiconductor equipment industry. There can be no assurance that we will be successful in generating future profits from the sales of our products.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

     Revenues decreased to $2,808,206 in the first half of 1999 from $4,630,914 for the same period in 1998. The 39% decrease in revenues was due to a decrease in the level of shipments for our cleaning, rinsing, and drying systems.

     In the six months ended June 30, 1999, sales to a single customer in the United States, Philips Semiconductors, accounted for 16% of revenues, sales to a single customer in Europe, ST Microelectronics, accounted for 15% of revenues, and sales to an OEM customer in the United States, SubMicron Systems, accounted for 26% of revenues.

GROSS MARGIN

     Our gross margin for the six month period ended June 30, 1999 decreased to $567,284, or 20% of revenues, compared to gross margin of $1,984,633, or 43% of revenues, during the same period a year ago. This decline in gross margin was due in part to the high fixed overhead costs allocated to reduced shipments and revenue.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $1,042,704, or 37% of revenues, in the six month period ended June 30, 1999, compared to $1,428,394, or 31% of revenues, for the same period in 1998. The decrease in research and development expenses of $385,690 was due mainly to a decrease in engineering personnel compared to the same period a year ago. We expect to continue to invest in new product research and development and enhancement of existing products, although these expenses may decline as a percentage of revenues to the extent revenues increase.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $1,289,091, or 46% of revenues in the six month period ended June 30, 1999, compared to $2,063,882, or 45% of revenues, for the same period in 1998. Selling, general, and administration expenses decreased by $774,791 due to reduced commissions related to the decrease in sales and reduced expenses for personnel and marketing. We expect that selling, general, and administrative expenses may decline as a percentage of revenues, to the extent revenues increase.

NET INTEREST EXPENSE

     Net interest expense was $74,700, net of interest income of $11,058, for six month period ended June 30, 1999 compared to net interest income of $93,238, net of interest expense of $28,526, for the same period in 1998. In December 1998, we increased borrowings and reduced cash in order to redeem all of the outstanding shares of the Series A convertible Preferred Stock for approximately $6.0 million. The increase in net interest expense was the result of reduced interest income due to the reduced cash balances and increased interest expense on the additional borrowings.

NET LOSS

     Net loss for the six month period ended June 30, 1999 was $1,839,211, or $0.22 per share compared to a net loss applicable to holders of common stock of $2,064,405, or $0.36 per share for the same period in 1998. The shares used in basic and diluted per share computations were 8,256,476 for the second quarter of 1999, and 5,761,103 for the same period in 1998.

     We have incurred operating losses in each fiscal quarter since inception. Such losses have been principally the result of the various costs associated with product development and manufacturing activities as we seek to gain acceptance of our products in the marketplace, and the prolonged downturn in the semiconductor equipment industry. There can be no assurance that we will be successful in generating future profits from the sales of our products.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investment balances at June 30, 1999 totaled $564,019, compared to $153,228 at December 31, 1998. The increase of $410,791 was due to net cash generated by operating activities during the period of approximately $1,317,424, which included deferred revenue comprising advance payments related to the licensing agreement with FSI of $2,825,000, offset by purchases of plant and equipment of $214,815, repayment of a note payable to a director of YieldUP of $500,000, and other payments on loans of $184,026.

     At June 30, 1999, we had accounts receivable of $1,878,224 compared to $1,401,413 at December 31, 1998Inventories at June 30, 1999 were $2,269,279 compared to $2,788,037 at December 31, 1998. Net property, plant, and equipment was $1,412,418 at June 30, 1999 compared to $1,500,712 at December 31, 1998. The decrease in net property, plant and equipment was primarily the result of depreciation.

     The accounts payable balance at June 30, 1999 was $852,800 compared to $747,730 at December 31, 1998. The increase in accounts payable was due primarily to an increase in purchases of components for new product development, legal fees associated with the proposed merger with FSI International and CFM litigation (see "Legal Proceedings").

     On January 21, 1999, we entered into a definitive agreement with FSI, for FSI to acquire all of the outstanding stock of YieldUP. The form of the transaction will be a merger. Under the terms of the definitive agreement, the YieldUP stockholders will receive $0.7313 in cash and 0.1567 of a share of FSI common stock for each share of YieldUP common stock. YieldUP option holders will receive substitute options entitling them to purchase FSI common stock. When the merger becomes effective, each outstanding warrant to purchase shares of our common stock under any warrant agreement will become a right to acquire FSI common stock. The warrants will be subject to substantially the same terms and conditions as they were prior to the merger. Each warrant, upon payment of the exercise price, will entitle the holder to receive $0.7313 cash and 0.1567 of a share of FSI common stock for each share of YieldUP common stock the warrant holder is entitled to. Completion of the transaction is subject to certain closing conditions including, among other things, approval by the stockholders of YieldUP. FSI and YieldUP currently anticipate that the transaction will be completed in September 1999. As part of the agreement to be acquired by FSI, we also granted FSI a non-exclusive royalty-bearing license to our patent portfolio, and have received pre-paid licensing fees. We amended this licensing agreement in April of 1999, which resulted in additional royalty prepayments by FSI to YieldUP in the second quarter of 1999. Total payments received from FSI are $2,825,000 to date as part of this agreement.

     We believe our existing capital resources, combined with advance payments of $2,825,000 received from a licensing agreement with FSI, will enable us to fund operations through the middle of September 1999. If the merger with FSI is cancelled or significantly delayed, we will need to obtain additional capital to fund operations beyond that time, which may result in dilution to current stockholders. The Company has no commitments for any future funding, and there can be no assurance that the Company will be able to obtain additional capital in the future. If we are unable to obtain the necessary capital, we will be required to significantly curtail operations.

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

RISKS RELATING TO THE MERGER

Cancellation of or significant delay in the merger transaction with FSI International could seriously harm our business

YieldUP believes that an important benefit to be realized from the acquisition of YieldUP by FSI will be the integration of our management, strategies, operations and product lines with those of FSI. This integration process may cause an interruption of, or a loss of momentum in, our business activities if the transaction is significantly delayed or is not consummated. Additionally, we have incurred significant expenses and made resource commitments in connection with the sale to FSI that would materially adversely affect our business and financial condition if the transaction were not consummated. Although we are not aware of any circumstance which would interfere with the consummation of the sale to FSI, we cannot assure stockholders that the transaction will be completed, and a cancellation or significant delay in completion of the transaction could materially adversely affect our business, financial condition and results of operations.

Fixed Exchange Ratio May Limit the Value of FSI Stock Received by YieldUP Stockholders

     In the merger, each outstanding share of YieldUP common stock and Class A common stock will be converted into the right to receive $0.7313 in cash and
0.1567 of a share of FSI common stock. There will be no adjustment of the exchange ratio based on fluctuations in the market price of FSI common stock. Consequently, the value of the FSI common stock received in the merger could decrease from now until the effective date of the merger.

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

OTHER BUSINESS RISKS

Downturns in the Semiconductor Industry Adversely Affect Our Results

     The semiconductor equipment industry is highly cyclical and has historically experienced periodic and prolonged downturns, in which the willingness of the manufacturers of semiconductor devices to make substantial capital expenditures is greatly reduced. Currently, the industry is in the midst of such a downturn. The continuation of the current downturn or the occurrence of similar downturns in the future could materially adversely affect our business, financial condition, and results of operations.

We May Never Achieve Profitability if We Remain an Independent Entity

     We have experienced significant operating losses since our inception in June 1993 and the commencement of significant product shipments in the fourth quarter of 1995. We have experienced net losses applicable to holders of common stock of approximately $11.4 million in 1998, $4.0 million in 1997, and $3.4 million in 1996. Our operating losses have been and will continue to be principally the result of costs associated with product development, manufacturing, and sales and marketing activities. As of June 30, 1999, YieldUP's accumulated deficit was $22,789,147.

     Our Existing Capital Resources Will Not Enable Us To Fund Operations Through 1999

     We believe that our existing capital resources, combined with advance payments of $2,825,000 received from a licensing agreement with FSI, will enable us to fund operations through the middle of September 1999. We will need to obtain additional capital to fund operations beyond that time, which may result in dilution to current stockholders. If we are unable to obtain the necessary capital, we will be required to significantly curtail operations.

We Are Not in Compliance With Our Loan Covenants, Which May Cause the Lender to Pursue Remedies That Could Adversely Affect Our Business

     YieldUP is a party to a loan agreement providing for a secured loan for $0.5 million and a $2 million secured revolving credit line. As of June 30, 1999, YieldUP was not in compliance with the liquidity and quick-ratio covenants under the loan agreement. The required minimum liquidity ratio was 2.00:1.00, while YieldUP liquidity ratio was 1.44:1.00 as of June 30, 1999, and the required minimum quick ratio was 1.75:1.00, while YieldUP quick ratio was 0.54:1.00 as of June 30, 1999. Because of this noncompliance, the lender may declare YieldUP to be in default and exercise its remedies under the agreement, including seizing collateral. Effective June 30, 1999, YieldUP and the lender entered into a loan modification agreement, obtaining waiver of the existing defaults and amending the "Revolving Maturity Date" to be September 15, 1999.

If We Do Not Protect Our Intellectual Property, Our Business and Results Will be Adversely Affected

     In the absence of significant patent or other proprietary protection, competitors may be able to copy our technology or design approaches, replicate our processes, or gain access to our trade secrets. Moreover, our competitors may be able to develop technologies similar to, or more advanced than, our products or technology. The occurrence of events of this nature may materially adversely affect our business and results of operations.

     We rely on patent, trade secret, and copyright protection for its products and technology. Our issued patents may not provide us with meaningful competitive advantages, however, and third parties may issue challenges against the validity and enforceability of any patent issued to us. Moreover, the process of obtaining patents can be expensive and our pending applications may not result in the issuance of patents.

     We also rely on trade secrets and proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, consultants, and other parties. However, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may become known to or independently developed by others.

     Moreover, the laws of foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. We believe that we have very limited intellectual property right protection in Korea, Taiwan, China, India, and other Asian countries, excluding Japan. Our sales to these countries combined have been less than 10% of our total revenues.

We Are a Party to Intellectual Property Litigation in Which an Adverse Result Could Harm Our Business and Results

     CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of YieldUP's products infringe upon a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in YieldUP's favor. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement , evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The court may not sustain its original order. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication will, have a material adverse impact on YieldUP. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in financial statements of YieldUP.

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of our products infringes patents held by CFM. YieldUP believes that the additional CFM patent infringement lawsuit is without merit and that none of YieldUP's technology and products infringe any of the CFM patents asserted in the litigation. YieldUP's technology is substantially different from CFM's patented technology. YieldUP plans to vigorously defend its intellectual property rights against any and all claims. The associated costs, may, and an unfavorable adjudication will, have a material adverse impact on YieldUP. YieldUP's management believes that less than 20% of YieldUP ' present revenues are from products that CFM alleges to infringe its patents in this new lawsuit. In both law suits filed by CFM, they are asking for monetary damages and an injunction against YieldUP's use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Accordingly, no provision for any liability that may result upon adjudication has been made in the financial statements of YieldUP.

     There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Increased sales of our products could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to:

          -    enforce patents issued to YieldUP;

          -    protect trade secrets or know-how owned by YieldUP.

          -    defend against claimed infringement of the rights of others; and

          - determine the scope and validity of the proprietary rights of others.

     Any such litigation would likely result in substantial cost and diversion of effort, which by itself could have a material adverse effect on YieldUP's business, financial condition, and operating results. Further, adverse determinations in litigation of this kind could result in the loss of proprietary rights, subject YieldUP to significant liabilities to third parties, require YieldUP to seek licenses from third parties, or prevent YieldUP from manufacturing or selling its products.

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

Our Common Stock Could Be Delisted From the Nasdaq Market, Which Could Adversely Affect Our Market Price and Liquidity

     If the merger is not consummated and we are unable to satisfy the Nasdaq SmallCap Market's maintenance requirements, our common stock may be delisted from the Nasdaq SmallCap Market. In that event, trading, if any, in the common stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the National Association of Securities Dealers "OTC Bulletin Board." Consequently, the liquidity of YieldUP common stock could be impaired, not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and the news media's coverage of YieldUP, and the lower prices for the common stock than might otherwise be obtained.

     Under current criteria for continued listing on the Nasdaq SamllCap Market:

          - YieldUP must maintain at least $2 million in total net tangible assets or a market capitalization of $35 million or have $500,000 in net income;

          - the minimum bid price of YieldUP common stock must be at least $1.00 per share;

          - there must be at least 500,000 shares in the public float valued at $1 million or more;

          -    the common stock must have at least two active market makers; and

          -    the common stock must be held by at least 300 holders.

     On December 8, 1998, YieldUP's Class B Warrants were delisted from the Nasdaq SmallCap Market because there were no longer any active market makers registered to trade the securities. The trading of these securities, if any, is being conducted in the over-the-counter market in NASD's "OTC Bulletin Board."

Our Common Stock Could Be Reclassified As "Penny Stock" and Subject to Burdensome Restrictions That Could Adversely Impact Its Market Price and Liquidity

     The Securities and Exchange Commission has adopted rules that define a "penny stock" as any equity security that has a market or exercise price of less than $5.00 per share, subject to exceptions. YieldUP common stock may not qualify for exemption from the penny-stock restrictions. If YieldUP's common stock were subject to the rules on penny stocks, the market price and liquidity of the common stock could be severely adversely affected.

     For any transaction involving a penny stock, unless exempt, the rules require delivery, before any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny-stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing penny stock restrictions will not apply to our securities if:

          -    they are listed on the Nasdaq SamllCap Market

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

     A few issues were discovered with systems utilized in YieldUP's day-to-day operations and with one of YieldUP's products. Solutions to these problems were quickly addressed, resolved and tested by working with each vendor. The costs to address the Y2K issues have been relatively small to date, and our products in the field have been made compliant. Completion date for these issues was December 1998. Final analysis of our readiness will be completed by the middle of 1999. We have further implemented policy and procedures that all new systems procured or developed are evaluated for Y2K readiness to assure compliance. In the latter half of 1999, we will be finalizing contingency plans, to respond to any unforeseen Y2K problems. We expect to develop these contingency plans working with FSI, as the merger is expected to be complete by September 1999.

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

     We believe we are diligently addressing the Y2K issues and that we will satisfactorily identify and resolve all critical and significant Y2K problems in our operations and products by the end of September 1999. The assessment and remediation plan we have implemented is expected to significantly reduce the level of uncertainty about the Y2K problem in our internal systems, our products and our critical third-party suppliers. We are devoting the necessary resources to identify and resolve any potential present or future Y2K issues.

     We have been advised by all of our suppliers and business partners, including OEMs, that they are addressing and preparing for any Y2K issues that they may have. If any of these suppliers or business partners are not Y2K compliant, then we may experience a delay in manufacturing and shipping our products. In the worst case, YieldUP or the third parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, such as manufacturing and shipping products and invoicing customers. In addition, if public suppliers of water, electricity, or natural gas are disrupted for a substantial period, our operations may be materially adversely affected.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

EXHIBIT NO.                        DESCRIPTION

    3.1*     Articles of Incorporation

    3.2*     Bylaws

   10.1**    The Merger Agreement by and between YieldUP and FSI International dated as of
             January 21, 1999

   10.2      First Amendment to the Merger Agreement and Plan of Reorganization by and
             between YieldUP and FSI International dated as of June 18, 1999

   27.1      Financial Data Schedule

----------
 *   Incorporated herein by reference to the registration statement on Form
     SB-2.

** Incorporated herein by reference to YieldUP's Annual Report on Form 10-KSB for the year ended December 31, 1998.


(2)  REPORTS ON FORM 8-K

None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YIELDUP INTERNATIONAL CORPORATION
                                        (Registrant)


Date: August 16, 1999                   By: /s/ Raj Mohindra
                                            ------------------------------------
                                            Raj Mohindra,
                                            President and Chief Executive
                                            Officer


                                            /s/ Abhay K. Bhushan
                                            ------------------------------------
                                            Abhay K. Bhushan,
                                            Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION

    3.1*     Articles of Incorporation

    3.2*     Bylaws

   10.1**    The Merger Agreement by and between YieldUP and FSI International dated as of
             January 21, 1999

   10.2      First Amendment to the Merger Agreement and Plan of Reorganization by and
             between YieldUP and FSI International dated as of June 18, 1999

   27.1      Financial Data Schedule

----------
 *   Incorporated herein by reference to the registration statement on Form
     SB-2.

** Incorporated herein by reference to YieldUP's Annual Report on Form 10-KSB for the year ended December 31, 1998.