Form 10KSB/A
period 1998-12-31
YIELDUP INTERNATIONAL CORP
filed 1999-09-13
CIK 1002176

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934..........................FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934...............FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-27104

                       YIELDUP INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN OUR CHARTER)

               DELAWARE                              77-0341206
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER ID #)
            INCORPORATION)
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

                         Common Stock, par value $0.001
                         Class B Warrants, no par value
                                (Title of class)
                            ------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

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

Transitional Small Business Disclosure Format

                                Yes  X   No  ___

The exhibit index appears on page 38 of this Form 10-KSB Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Our products include the CleanPoint de-ionized water filtration system, the Omega 1000 Rinsing and Drying System designed to replace the conventional Spin-Rinse Dryers ("SRD's"), the Omega 2000 Cleaning, Rinsing and Drying system designed to handle large substrates including 12 inch (300mm) wafers and flat panels, and the Omega 4000 Cleaning Rinsing and Drying system that provides integrated hydrofluoric acid cleaning capability. We are also developing new products and technology, which we expect to market in the latter half of 1999 and 2000. We have been issued eight U.S. patents for our cleaning, rinsing, and drying technologies and have filed twenty-four additional U.S. and foreign patent applications. The issued patents will expire in 2014 and 2015. We applied for several U.S. trademarks in January 1998, and these trademark applications are currently being processed. We granted a non-exclusive royalty-bearing license to our patent portfolio to FSI International in January 1999.

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

     We are in compliance with environmental regulations. The costs and effects of such compliance are not material.

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

     During 1997 and 1998, the major portion of our revenues came from shipments to North America, with a smaller portion of revenues coming from shipments to Asia-Pacific region and from shipments to Europe. See Note 8 to the Financial Statements.

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

     We have multiple suppliers for plastic, our main raw material requirement. Our principal suppliers are Advance Micropolish for gas mixing components, multiple plastics suppliers such as Port Plastics, Valin, Beco, Sunnyvale Valve, Fluoroware for valves and other components, Qualtronix for electrical assemblies, Steven Engineering for mechanical assemblies, and Delta Diversified and Expedite Precision for plastic shells.

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

Our Existing Capital Resources Will Not Enable Us To Fund Our Operations Through 1999

     We believe, our existing capital resources, combined with the payments received from the licensing agreement with FSI, will enable us to fund operations through June 1999. We will need to obtain additional capital to fund our operations beyond June 1999, which may result in dilution to the current stockholders. The existence of Class B warrants may also complicate future capital raising activities because of their potentially dilutive effect on the purchasers of equity securities and the anti-dilution provisions of the Class B warrants. These anti-dilution provisions could reduce the exercise price of the Class B warrants. If we are unable to obtain the necessary capital, we will be required to significantly curtail operations.

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

We May Not Be Able To Adequately Diversify Our Products

     At present, over 95% of our revenues come from the sales of our cleaning, rinsing and drying systems. We anticipate that the substantial majority of our future revenues will come from sales of our cleaning, rinsing, and drying systems. Our revenues declined in 1998 partially as a result of a substantial downturn in the semiconductor industry. Should the demand for, or pricing of, our products decline due to:

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

Our Operating Results Can Vary Substantially From Quarter To Quarter Which Can Negatively Effect Our Revenues And Results of Operations

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

     In addition, our need for continued investment in research and development and sales, marketing and service will limit our ability to reduce expenses in response to any such decrease in sales. If our anticipated level of revenues is not achieved for a particular period, our operating results could be adversely affected by our inability to reduce costs. Because we build certain sub-assemblies according to forecast, a reduction in customer orders could also result in excessive inventories which could adversely affect our results of operations and liquidity. The impact of these and other factors on our operating results in any future period cannot be accurately forecast. For example, our revenues increased substantially from $2 million in the third quarter of 1997 to $3.3 million in the fourth quarter of 1997 due to the sale of several large systems, and then declined to $2.6 million in the first quarter of 1998 and to $2.1 million in the second quarter of 1998, as the sales of the larger systems reduced.

We May Not Have an Adequate Supply of Our Product Because We Depend on Third Parties for Supplies

     We have no written contracts with any of our key suppliers, and such suppliers may terminate our relationships with us at any time without notice. Any such termination would materially impair our ability to satisfy any orders for our products and would materially adversely affect our results of operations. If any of our outside suppliers terminate their relationship with us, we will be required to replace such suppliers. In such an event, we may not be able to find replacement suppliers and such replacement suppliers may be more expensive than our current suppliers, thereby materially adversely affecting our results of operations and financial condition.

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

     A single customer, Applied Materials accounted for 11.8% of gross revenues in 1998 and 19.8% in 1997, a single European customer, ST Microelectronics accounted for 9.4% of gross revenues in 1998, and a single OEM customer, SCP Global Technologies accounted for 9.1% of gross revenues in 1998. A loss of such a large customer may have a material adverse effect on our financial condition.

We Depend on Third Parties to Increase Our Sales Potential

     An increasing percentage of our revenues, from 17% of gross revenues in 1997 to 31% in 1998, is derived from sales to Original Equipment Manufactures ("OEM") customers. We sell our cleaning, rinsing, and drying systems to OEM's and they in turn integrate our systems into their larger semiconductor manufacturing equipment. The timing and amount of sales to these OEM customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volumes of products shipped by our OEM customers and OEM customers may not continue to ship products that incorporate our products at current levels, or at all.

     Many of the markets in which our OEM customers operate have experienced cyclical declines and advances. Cyclical downturns have been characterized by reduced product demand and price erosion. Further, such downturns may adversely affect the ability of our OEM customers to make payments for our products in a timely manner, or at all, which could materially adversely affect our business, financial condition and operating results. One of our OEM customers, UltraFab, declared bankruptcy and we were unable to collect the money that they owed us. Generally, our OEM customers may terminate orders at any time without penalty. Failure of these OEMs to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could have a material adverse effect on our business, financial condition and results of operations.

     The loss of, or any reduction in, orders by a significant OEM customer could have a material adverse effect on our business, financial condition and results of operations. One significant OEM customer, SCP Global Technologies, accounted for 9.1% of our gross revenues in 1998. We may not able to maintain or continue to increase the level of our sales in the future and we may not be able to retain existing OEM customers or attract new ones.

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

     -  the greater difficulty of administering business overseas; and

     -  general economic conditions.

     At December 31, 1998, we had uncollected accounts receivable from our Asian customers in the amount of $37,786. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. We believe we have very limited intellectual property right protection in Korea, Taiwan, China, India and other Asian countries, excluding Japan. Our sales to these countries combined has been less than 10% of our total revenues. Although to date our results of operations have not been adversely affected by currency exchange rate fluctuations because we have invoiced all of our international sales in United States dollars, our results of operations could be adversely affected by currency fluctuations in the future.

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

Issues Related To The European Monetary Conversion

     On January 1, 1999, certain member states of the European Economic Community, including the Netherlands, fixed their respective currencies to a new currency, the Euro. On that day, the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these EEC member states will be conducted in both the existing national currency, such as the Netherlands guilder, French franc or deutschemark, and the Euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies, as well as the Euro. We are still assessing the impact that the Euro will have on our internal systems and products. While we believe our enterprise-wide financial and manufacturing information system will be Euro compliant, we have not tested this system. We have not determined the costs related to any problems that may arise in the future. Any such problems may materially adversely affect our business, operating results and financial condition.

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

ITEM 3.  LEGAL PROCEEDINGS

     CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against us in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain of our products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in our favor. In a written opinion granting summary judgment for us, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The court may not sustain its original order. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated because CFM has not specified the amount of damages they are seeking. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of our products infringes patents held by CFM. We believe that the additional CFM patent infringement lawsuit is without merit and that none of our technology and products infringe any of the CFM patents asserted in that litigation. Our technology is substantially different from CFM's patented technology. We plan to vigorously defend our intellectual property rights against any and all claims. The associated costs may, and an unfavorable adjudication will, have a material adverse impact on us. In both law suits filed by CFM, they are asking for monetary damages and an injunction against our use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated because CFM has not specified the amount of damages they are seeking. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

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

                                                                HIGH    LOW
                                                                ----    ----
1997
  1st Quarter...............................................    $10 7/8 $5 5/8
  2nd Quarter...............................................     13 1/4 6 3/8
  3rd Quarter...............................................     15 1/8 11 3/4
  4th Quarter...............................................     14 3/8 8 3/8
1998
  1st Quarter...............................................    $13 1/16 $9 1/2
  2nd Quarter...............................................     10 7/8 4 7/8
  3rd Quarter...............................................      5 1/2 1 1/4
  4th Quarter...............................................      3 1/2  1/2

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

RESULTS OF OPERATIONS

     During the year ended December 31, 1998 our revenues, net of sales returns of $512,000 and an additional provision for returns of $747,429 were $6,732,574, compared to $7,465,447 for the year ended December 31, 1997. The decrease in net revenues of 10% in 1998 over 1997 was due to a decrease in the level of shipments, sales returns and provision for returns for our cleaning, rinsing, and drying systems due to adverse industry conditions. Gross sales for 1998 were $7,992,003, compared to $7,465,447 for 1997. The industry downturn became very severe in the third quarter of 1998, and we experienced product returns for the first time in our history. As a result of these unfavorable business conditions, we reexamined all of our receivables and inventory on hand, and recorded a provision for sales returns as well as a $2,740,910 provision for excess inventory. The provision for excess inventory was based on our assessment of future inventory requirements. We have further implemented a policy of revenue recognition only on letter of credit or receipt of cash for certain of our customers. We continue to modify and improve our products, generally based on feedback from our customers and as a result have increased our sales to OEM's, and our export sales to Europe.

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

     Selling, general, and administrative expenses were $4,877,568 for the year ended December 31, 1998, and $3,724,100 for the year ended December 31, 1997. The increase in selling, general, and administrative expenses, compared to 1997, reflected the increase in bad debt expense of $1,091,360 due to adverse industry conditions, and increased legal expense related to litigation of $100,948 and increased patent activity expense of $23,721 (also see Item 3. Legal Proceedings). The 1997 expenses included a non-cash expense of $300,000 related to an amendment to certain of our Class A Warrants to resolve a potential dispute with holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A Warrants. Selling, general and administrative expenses increased as a percentage of net revenues to 72.4% in 1998 from 49.9% in 1997 due to decreased revenues and increased bad debt expense. We expect that selling, general, and administrative expenses will decline as a percentage of revenues to the extent revenues increase and industry conditions improve.

     Net interest income was $173,346, net of interest expense of $69,258, for the year ended December 31, 1998, and net interest income was $251,029, net of interest expense of $108,226, for the year ended December 31, 1997. The decrease in net interest income in 1998 was due to lower investment and cash balances in 1998 when compared to 1997, as a result of the increased losses resulting from the industry downturn. We expect that interest income may decline in the future due to lower investment and cash balances caused by operating losses in 1998, and the redemption of the convertible preferred stock.

     We sustained a net loss applicable to holders of common stock of $11,361,922 for the year ended December 31, 1998, as compared to a net loss of $3,993,642 for the year ended December 31, 1997. The net loss applicable to holders of common stock in 1998 included a special charge of $2,666,867 related to the insolvency of a semiconductor equipment manufacturer in which we had an equity investment of $1,000,000, a cash advance of $1,000,000, outstanding receivables of $536,317 and $130,550 in prepaid deposits, accretion on redeemable convertible preferred stock of $1,330,962, and a provision for excess inventory of $2,740,910. Excluding these items, the net loss for 1998 would have been $4,623,183. The net loss in 1997 included an $808,469 inventory write-off, due primarily to a decision by management to discontinue our old product lines, and a non-cash expense of $300,000 in the first quarter of 1997 related to an amendment to certain of our Class A Warrants to resolve a potential dispute with holders of such warrants with respect to the effectiveness of a resale registration statement relating to such Class A Warrants. Excluding these two items, the net loss for 1997 would have been $2,885,173. The continued net loss in 1998 was due primarily to reduced revenues as a result of the severe industry downturn, the continued product development activities and the provision for excess inventory. Net losses are expected to continue until we are able to sell sufficient numbers of cleaning, rinsing and drying systems to cover operating expenses, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity during the year ended December 31, 1998 has been the cash flow generated from the private placement of 600 Series A Convertible Preferred Shares ("Series A Shares"), completed on March 30, 1998. We raised net proceeds of approximately $5.76 million from the sale of the

Series A Shares which we used for general working capital purposes. During 1998, we issued 2,470,588 shares of common stock upon the conversion of 134 Series A Shares into common stock, according to the terms of the agreement with the Series A stockholders. On December 21, 1998, we redeemed all of the remaining 466 outstanding Series A Shares for a cash payment of approximately $6 million. Such cash payment was funded by i) approximately $4.5 million of existing cash resources, ii) $1 million of additional bank borrowings, and iii) $0.5 million in proceeds from a promissory note to Abhay Bhushan, a director and chief financial officer of YieldUP. As of December 31, 1998, we had cash and cash equivalents of $143,228, and short-term investments of $10,000, accounts receivable of $1,401,413, and inventories, net of reserve for excess inventory, of $2,788,037.

     On March 4, 1998, we secured a commitment from a commercial lender to receive a loan up to $500,000 for our capital equipment, at an interest rate of the lender's prime rate (7.75% at December 31, 1998) plus 1.75%, and to establish a $4 million revolving credit line collaterized by our qualifying accounts receivable, at an interest rate of the lender's prime rate plus 1.25%. In November 1998, the revolving credit line was reduced from $4,000,000 to $2,000,000. As of December 31, 1998, we were not in compliance with the Liquidity and Quick Ratio covenants of the loan agreement. We obtained a waiver of such non-compliance from the lender through January 31, 1999 and are currently in negotiation with such lender to restructure the covenants and terms of the loans.

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

     On January 21, 1999, we entered into a definitive agreement with FSI, for FSI to acquire all of the outstanding stock of YieldUP. The form of the transaction will be a merger (the "Merger"). Under the terms of the definitive agreement, the YieldUP stockholders will receive $0.7313 in cash and 0.1567 of a share of FSI common stock for each share of YieldUP common stock. YieldUP option holders will receive substitute options entitling them to purchase FSI common stock. When the Merger becomes effective, each outstanding warrant to purchase shares of our common stock under any warrant agreement will become a right to acquire FSI common stock. The warrants will be subject to substantially the same terms and conditions as they were prior to the Merger. Each warrant, upon payment of the exercise price, will entitle the holder to receive $.7313 cash and .1567 of a share of FSI common stock for each share of YieldUP common stock the warrant holder is entitled to. Completion of the transaction is subject to certain closing conditions including, among other things, approval by the stockholders of YieldUP. FSI and YieldUP anticipate that the transaction will be completed in late April or early May of 1999. As part of the agreement to be acquired by FSI, we also granted FSI a non-exclusive royalty-bearing license to our patent portfolio.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
YieldUP International Corporation:

     We have audited the accompanying balance sheet of YieldUP International Corporation (the "Company") as of December 31, 1998, and the related statements of operations, redeemable Series A Preferred Stock and stockholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                            KPMG LLP

Mountain View, California
February 5, 1999

                       YIELDUP INTERNATIONAL CORPORATION

                                 BALANCE SHEET

                                                                DECEMBER 31,
                                                                    1998
                                                                ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents.................................    $    143,228
  Short-term investments....................................          10,000
  Accounts receivable, net of allowance for doubtful
     accounts...............................................       1,401,413
  Inventories, net of reserve for excess inventory..........       2,788,037
  Prepaid expenses and other current assets.................          76,431
                                                                ------------
          Total current assets..............................       4,419,109
                                                                ------------
Property, plant, and equipment..............................       1,500,712
Other assets................................................         206,712
                                                                ------------
          Total assets......................................    $  6,126,533
                                                                ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    747,730
  Accrued liabilities.......................................         616,997
  Current portion of capital lease obligations..............          15,994
  Bank borrowings...........................................       1,223,963
  Note payable to a director of the Company.................         500,000
                                                                ------------
          Total current liabilities.........................       3,104,684
                                                                ------------
  Capital lease obligations, less current portion...........          66,985
                                                                ------------
          Total liabilities.................................       3,171,669
Stockholders' equity:
  Preferred stock
     $.001 par value; 5,000,000 shares authorized; no shares
      issued and outstanding................................              --
  Class A common stock
     $.001 par value; 2,229,927 shares authorized; 1,364,497
      shares issued and outstanding each share is entitled
      to five votes.........................................           1,364
Common stock
     $.001 par value; 20,000,000 shares authorized;
      6,891,979 shares issued and outstanding each share is
      entitled to one vote..................................           6,892
  Additional paid-in capital................................      23,898,385
  Notes receivable from stockholders........................          (1,841)
  Accumulated deficit.......................................     (20,949,936)
                                                                ------------
          Total stockholders' equity........................    $  2,954,864
                                                                ------------
          Total liabilities and stockholders' equity........    $  6,126,533
                                                                ============

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                    1998           1997
                                                                ------------    -----------
Gross revenues..............................................    $  7,992,003    $ 7,465,447
  Less provision for sales returns..........................      (1,259,429)            --
                                                                ------------    -----------
Net revenues................................................       6,732,574      7,465,447
Cost of sales...............................................       4,568,477      5,155,759
  Provision for excess inventory and depreciation...........       2,740,910        808,469
                                                                ------------    -----------
Total cost of sales.........................................       7,309,387      5,964,228
Gross margin (deficit)......................................        (576,813)     1,501,219
                                                                ------------    -----------
Operating expenses:
  Research and development..................................       2,749,925      2,021,790
  Selling, general, and administrative......................       4,877,568      3,724,100
                                                                ------------    -----------
Total operating expenses....................................       7,627,493      5,745,890
                                                                ------------    -----------
Operating loss..............................................      (8,204,306)    (4,244,671)
  Investment write-off......................................      (2,000,000)            --
Interest income, net........................................         173,346        251,029
                                                                ------------    -----------
Net loss....................................................     (10,030,960)    (3,993,642)
  Accretion on redeemable convertible preferred stock.......      (1,330,962)            --
                                                                ------------    -----------
Net loss applicable to holders of common stock..............    $(11,361,922)   $(3,993,642)
                                                                ============    ===========
Basic and diluted net loss per share applicable to holders
  of common stock...........................................    $      (1.86)   $     (0.81)
                                                                ============    ===========
Shares used in per share computations.......................       6,114,841      4,946,858
                                                                ============    ===========

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

               STATEMENTS OF REDEEMABLE SERIES A PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                            REDEEMABLE SERIES A         CLASS A
                                              PREFERRED STOCK         COMMON STOCK         COMMON STOCK
                                            --------------------   ------------------   ------------------
                                            SHARES     AMOUNT       SHARES     AMOUNT    SHARES     AMOUNT
                                            ------   -----------   ---------   ------   ---------   ------
Balances as of December 31, 1996.........      --    $        --   1,912,283    1,912   1,495,000   $1,495
Exercise of Class A common stock
  options................................      --             --      46,861       47          --       --
Exercise of common stock options.........      --             --          --       --      42,702       43
Exercise of Class A warrants.............      --             --          --       --   2,257,690    2,257
Expense related to certain Class A
  warrants...............................      --             --          --       --          --       --
Exercise of Class B warrants.............      --             --          --       --       1,000        1
Conversion of Class A common stock to
  common stock...........................      --             --    (545,319)    (545)    545,319      545
Payment of notes receivable..............      --             --          --       --          --       --
Net loss.................................      --             --          --       --          --       --
                                             ----    -----------   ---------   ------   ---------   ------
Balances as of December 31, 1997.........       0    $         0   1,413,653   $1,414   4,341,711   $4,341
Exercise of Class A common stock
  options................................      --             --      10,000       10          --       --
Exercise of common stock options.........      --             --          --       --      20,524       21
Conversion of Class A common stock to
  common stock...........................      --             --     (59,156)     (60)     59,156       60
Issuance of warrants to lender...........      --             --          --       --          --       --
Issuance of Series A preferred stock.....     600      5,759,204          --       --          --       --
Conversion of Series A preferred stock
  to.....................................      --             --          --       --
  common stock...........................    (134)    (1,088,502)         --       --   2,470,588    2,470
Redemption of Series A preferred stock...    (466)    (6,001,664)         --       --          --       --
Accretion on redeemable preferred
  stock..................................      --      1,330,962          --       --          --       --
Net loss.................................      --             --          --       --          --       --
                                             ----    -----------   ---------   ------   ---------   ------
Balances as of December 31, 1998.........       0    $         0   1,364,497   $1,364   6,891,979   $6,892
                                             ====    ===========   =========   ======   =========   ======

                                                                 NOTES
                                                ADDITIONAL     RECEIVABLE                      TOTAL
                                                  PAID-IN         FROM       ACCUMULATED    STOCKHOLDER
                                                  CAPITAL     STOCKHOLDERS     DEFICIT         EQUITY
                                                -----------   ------------   ------------   ------------
Balances as of December 31, 1996.............   $ 7,571,550     $(15,348)    $ (5,594,372)  $  1,965,237
Exercise of Class A common stock options.....        86,173           --               --         86,220
Exercise of common stock options.............       238,610           --               --        238,653
Exercise of Class A warrants.................    14,477,951           --               --     14,480,208
Expense related to certain Class A
  warrants...................................       300,000           --               --        300,000
Exercise of Class B warrants.................        10,999           --               --         11,000
Conversion of Class A common stock to common
  stock......................................            --           --               --             --
Payment of notes receivable..................            --       13,507               --         13,507
Net loss.....................................            --           --       (3,993,642)    (3,993,642)
                                                -----------     --------     ------------   ------------
Balances as of December 31, 1997.............   $22,685,283     $ (1,841)    $ (9,588,014)  $ 13,101,183
Exercise of Class A common stock options.....         6,890           --               --          6,900
Exercise of common stock options.............        95,828           --               --         95,849
Conversion of Class A common stock to common
  stock......................................            --           --               --              0
Issuance of warrants to lender...............        24,353           --               --         24,353
Issuance of Series A preferred stock.........            --           --               --             --
Conversion of Series A preferred stock to
  common stock...............................     1,086,031           --               --      1,088,501
Redemption of Series A preferred stock.......            --           --               --             --
Accretion on redeemable preferred stock......            --           --       (1,330,962)    (1,330,962)
Net loss.....................................            --           --      (10,030,960)   (10,030,960)
                                                -----------     --------     ------------   ------------
Balances as of December 31, 1998.............   $23,898,385     $ (1,841)    $(20,949,936)  $  2,954,864
                                                ===========     ========     ============   ============

                 See accompanying notes to financial statements

                       YIELDUP INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                    1998           1997
                                                                ------------    -----------
Cash flows from operating activities:
  Net loss..................................................    $(10,030,960)   $(3,993,642)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................         574,174        293,322
     Provision for bad debts................................       1,091,360        104,900
     Provision for sales returns............................       1,259,429             --
     Provision for excess inventory and depreciation........       2,740,910        808,469
     Expenses related to certain Class A Warrants...........              --        300,000
     Write-off of investment................................       2,000,000             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................         572,558     (3,730,201)
       Inventories..........................................        (850,347)    (4,809,686)
       Prepaid expenses and other assets....................         169,936       (917,140)
       Accounts payable.....................................      (1,764,474)     1,869,115
       Accrued liabilities..................................         (76,702)       169,422
       Customer deposits....................................              --        (43,000)
                                                                ------------    -----------
     Net cash used by operating activities..................      (4,314,116)    (9,948,441)
                                                                ------------    -----------
Cash flows from investing activities:
  Purchase of plant and equipment...........................        (572,311)      (794,245)
  Proceeds from sales of short-term investments.............       1,496,150             --
  Decrease in restricted cash...............................              --        103,129
  Purchase of short-term investments, net...................              --     (1,496,150)
  Purchase of other investments.............................              --     (1,000,000)
                                                                ------------    -----------
     Net cash provided by (used by) investing activities....         923,839     (3,187,266)
                                                                ------------    -----------
Cash flows from financing activities
  Proceeds from notes payable...............................         998,317        250,000
  Proceeds from note payable to a director of the Company...         500,000             --
  Payments under capital lease obligations..................         (47,635)       (57,268)
  Payments of term loan.....................................        (330,000)      (360,000)
  Decrease in restricted cash on term loan..................         406,749             --
  Proceeds of notes receivable from stockholders............              --         13,507
  Issuance of common stock from option exercises............          95,849        238,653
  Issuance of common stock from warrant exercise............              --     14,491,208
  Issuance of Series A preferred stock, net.................       5,759,204             --
  Redemption of Series A preferred stock....................      (6,001,664)            --
  Issuance of Class A common stock from option exercise.....           6,900         86,220
                                                                ------------    -----------
     Net cash provided by financing activities..............       1,387,720     14,662,320
                                                                ------------    -----------
Net increase (decrease) in cash and cash equivalents........      (2,002,557)     1,526,613
Cash and cash equivalents at beginning of year..............       2,145,785        619,172
                                                                ------------    -----------
Cash and cash equivalents at end of year....................    $    143,228    $ 2,145,785
                                                                ============    ===========
Non-cash financing and investing activity:
  Acquisition of equipment under capital lease
     obligations............................................    $     92,759    $        --
  Accretion on redeemable convertible preferred stock.......       1,330,962             --
                                                                ============    ===========
Cash paid for interest......................................    $     69,258    $    75,870
                                                                ============    ===========

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

(3) BALANCE SHEET COMPONENTS

Inventories

     A summary of inventories follows:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Raw materials...............................................   $1,840,088
Work in process.............................................      493,024
Evaluation units............................................    1,308,052
Finished goods..............................................    2,486,053
                                                               ----------
Gross inventory.............................................   $6,127,217
  Less provision for excess inventory and depreciation......    3,339,180
                                                               ----------
Net inventory...............................................   $2,788,037
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

Property and Equipment

     A summary of property and equipment follows:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Machinery and equipment.....................................   $1,576,573
Furniture and fixtures......................................       71,817
Leasehold improvements......................................      857,360
                                                               ----------
                                                                2,505,750
Less accumulated depreciation and amortization..............    1,005,038
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

     The following reconciles the expected corporate federal income tax expense (computed by multiplying our income before taxes by 34%) to our income tax expense for the years ended December 31, 1998 and 1997:

                                                                   1998           1997
                                                                -----------    -----------
Expected income tax benefit.................................    $(3,411,000)   $(1,358,000)
Expenses not deductible for tax purposes....................         21,000         71,000
State tax expense, net of Federal income tax benefit........          1,000          1,000
Net operating loss not benefited............................      3,389,000      1,286,000
                                                                -----------    -----------
  Actual income tax expense.................................    $        --    $        --
                                                                ===========    ===========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                                   1998           1997
                                                                -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards..........................    $ 5,106,000    $ 2,710,000

                                                                   1998           1997
                                                                -----------    -----------
Reserves and accruals.......................................      2,126,000        506,000
Fixed assets................................................        235,000        102,000
Research credit carryover...................................        414,000             --
Other.......................................................         16,000         11,000
                                                                -----------    -----------
  Total gross deferred tax assets...........................      7,897,000      3,329,000
     Less valuation allowance...............................     (7,897,000)    (3,329,000)
                                                                -----------    -----------
  Net deferred tax assets...................................    $        --    $        --
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

(5) DEBT

     Debt is comprised of two bank loans and a promissory note. The first bank loan is a $2,000,000 revolving credit line collateralized by our qualifying accounts receivable, which bears interest at the bank's prime rate (7.75% at December 31, 1998) plus 1.25%. As of December 31, 1998, $840,000 was outstanding under this loan, which matures on March 3, 1999. The second bank loan is a capital equipment term loan, which bears interest at the same bank's prime rate plus 1.75%. As of December 31, 1998, $408,316 was outstanding under this loan, which matures on March 4, 2002. Principal payments on the term loan are due as follows: $102,079 in 1999, $136,105 in 2000, $136,105 in 2001, and $34,027 in
2002. As of December 31, 1998, we were not in compliance with certain covenants of the bank loan agreement. We obtained a waiver of such non-compliance from the bank through January 31, 1999 and are currently in negotiation with the bank to restructure the covenants and terms of the loans.

     Warrants to purchase 2,439 shares of common stock were issued to the bank during the year ended December 31, 1998 in conjunction with the loan agreements. The fair value assigned to the warrants was calculated using the Black-Scholes option pricing model. The portion of the proceeds allocated to the warrants amounted to $24,353, which has been recorded as a discount on the debt and as an increase to additional paid-in capital. The discount will be amortized as additional interest expense using the effective interest method over the life of the loan.

     On December 14, 1998, we issued a promissory note in the principal amount of $500,000 to Abhay Bhushan, a director and chief financial officer of YieldUP at the interest rate of nine percent (9.0%) per annum. The promissory note was repaid in full on January 29, 1999, including the $500,000 principal, and the $5,794.52 of interest incurred from December 14, 1998 through January 29, 1999.

(6) COMMITMENTS AND CONTINGENCIES

Leases

     We are obligated under operating leases for certain equipment, our facilities and capital leases for certain equipment, that expire at various dates during the next five years. Included in property and equipment are machinery and equipment recorded under capital leases as follows:

                                                                DECEMBER 31,
                                                                    1998
                                                                ------------
Machinery and equipment.....................................      $115,950
Less accumulated amortization...............................        13,528
                                                                  --------
                                                                  $102,422
                                                                  ========

     Future minimum lease payments under our non-cancelable operating leases and future minimum capital lease payments as of December 31, 1998, are as follows:

                                                                CAPITAL     OPERATING
                  YEAR ENDING DECEMBER 31,                       LEASES      LEASES
                  ------------------------                      --------    ---------
  1999......................................................    $ 23,856    $254,388
  2000......................................................      23,856     224,328
  2001......................................................      23,856     127,841
  2002......................................................      23,856          --
  2003......................................................          --       7,952
                                                                --------    --------
Total minimum lease payments................................    $103,376    $606,557
                                                                            ========
     Less amount representing interest......................      20,397
                                                                --------
Present value of minimum lease payments.....................    $ 82,979
     Less current portion...................................      15,994
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

     As of December 31, 1998, we had issued and outstanding 4,155,421 Class B warrants. The holder of each Class B warrant is entitled, upon payment of the exercise price of $11.00, to purchase one share of common stock. Unless previously redeemed, the Class B warrants are exercisable at any time until November 21, 2000. The Class B warrants are subject to redemption by us, at a price of $0.05 per warrant, if the average closing bid price of the common stock exceeds certain prices within certain time periods. As of December 31, 1998, 1000 Class B warrants have been exercised and no Class B warrants have been redeemed.

     On March 4, 1998, we granted 2,439 five-year warrants to a commercial lender to purchase common stock at an exercise price of $10.25 per share. See
Note 5.

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

     A summary of the status of our three fixed stock option plans as of December 31, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                                NUMBER OF    WEIGHTED AVERAGE
                                                                 SHARES      EXERCISE PRICES
                                                                ---------    ----------------
Balance as of December 31, 1996.............................      610,287         $ 3.63
  Granted...................................................      344,750         $10.04
  Exercised.................................................      (89,563)        $ 3.63
  Canceled..................................................     (206,668)        $ 6.10
                                                                ---------         ------
Balance as of December 31, 1997.............................      658,806         $ 6.21
  Granted...................................................    1,037,600         $ 3.51
  Exercised.................................................      (25,375)        $ 4.05
  Canceled..................................................     (724,263)        $ 9.04
                                                                ---------         ------
Balance as of December 31, 1998.............................      946,768         $ 1.15
                                                                =========         ======

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

     We use the intrinsic value method in accounting for our plans. Accordingly, no compensation cost has been recognized for any of the plans. Had compensation cost for our three stock-based compensation plans been determined consistent with SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                    1998            1997
                                                                ------------    ------------
Net loss as reported........................................    $(11,361,922)   $ (3,993,642)
  Pro forma.................................................    $(12,785,596)   $ (4,738,585)
Net loss per share as reported..............................    $      (1.86)   $      (0.81)
  Pro forma.................................................    $      (2.09)   $      (0.96)

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

     The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                               ---------------------------------------------    -------------------------
                               NUMBER     WEIGHTED AVERAGE       WEIGHTED       NUMBER        WEIGHTED
                                 OF          REMAINING           AVERAGE          OF          AVERAGE
 RANGE OF EXERCISE PRICES      SHARES     CONTRACTUAL LIFE    EXERCISE PRICE    SHARES     EXERCISE PRICE
 ------------------------      -------    ----------------    --------------    -------    --------------
$ 0.63 -- $ 0.63...........    657,800          9.12             $ 0.6300       132,893       $ 0.6300
$ 0.69 -- $ 0.69...........     64,771          6.41             $ 0.6900        58,465       $ 0.6900
$ 0.76 -- $ 0.76...........    125,971          6.32             $ 0.7600       125,971       $ 0.7600
$ 1.63 -- $ 5.00...........     65,000          7.98             $ 3.8669        30,416       $ 5.0000
$ 5.88 -- $ 5.88...........     11,000          8.01             $ 5.8800         5,270       $ 5.8800
$ 7.50 -- $ 7.50...........     10,000          7.41             $ 7.5000            --             --
$ 8.00 -- $ 8.00...........        437          8.19             $ 8.0000           437       $ 8.0000
$ 9.75 -- $ 9.75...........      1,123          9.19             $ 9.7500         1,123       $ 9.7500
$11.75 -- $11.75...........     10,000          8.41             $11.7500            --             --
$13.00 -- $13.00...........        666          8.58             $13.0000           666       $13.0000
                               -------          ----             --------       -------       --------
$ 0.63 -- $13.00...........    946,768          8.44             $ 1.1476       355,241       $ 1.1991
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

     Export sales to our international customers outside North America comprised approximately 33% of gross revenues (20% in Europe and 13% in the Asia Pacific region) for the year ended December 31, 1998, and 32% of gross revenues (11% in Europe and 21% in the Asia Pacific region) for the year ended December 31, 1997.

(9) SUBSEQUENT EVENTS

     On January 21, 1999, we entered into a definitive agreement with FSI, for FSI to acquire all of the outstanding stock of YieldUP. The form of the transaction is anticipated to be a merger (the "Merger"). Under the terms of the definitive agreement, the YieldUP stockholders will receive $0.7313 in cash and
0.1567 of a share of FSI common stock for each share of YieldUP common stock. YieldUP option holders will receive substitute options entitling them to purchase FSI common stock. When the Merger becomes effective, the definitive agreement provides that each outstanding warrant to purchase shares of our common stock under any warrant agreement will become a right to acquire FSI common stock. Per the definitive agreement, the warrants will be subject to substantially the same terms and conditions as they were prior to the Merger. Each warrant, upon payment of the exercise price, will entitle the holder to receive $.7313 cash and .1567 of a share of FSI common stock for each share of YieldUP common stock the warrant holder is entitled to. Completion of the transaction is subject to certain closing conditions including, among other things, approval by the stockholders of YieldUP. As part of the definitive agreement to be acquired by FSI, we also granted FSI a non-exclusive royalty-bearing license to our patent portfolio.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following sets forth certain information regarding our executive officers:

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of YieldUP and their ages as of January 31, 1999 are as follows:

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Raj Mohindra..............................  54    President, Chief Executive Officer and
                                                  Director
Abhay K. Bhushan..........................  54    Executive Vice President, Chief Financial
                                                  Officer and Director
Suraj Puri................................  54    Vice President, Chief Technical Officer
                                                  and Director
Ram Paul Gupta(1).........................  60    Director
Daniel Flamm(1)...........................  55    Director

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

SUMMARY COMPENSATION TABLE

                                                              ANNUAL                  LONG-TERM
                                                           COMPENSATION              COMPENSATION
                                                 --------------------------------    ------------
                                                                        OTHER         SECURITIES
                                                                        ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR     SALARY     COMPENSATION      OPTIONS
---------------------------                      ----    --------    ------------    ------------
Raj Mohindra...................................  1996    $138,459       $5,400(1)             --
  President and Chief Executive Officer          1997    $159,045       $7,200(1)             --
                                                 1998    $149,317       $7,200(1)
Abhay Bhushan..................................  1997    $ 67,721       $4,200(1)         60,000
  Executive Vice President and Chief Financial   1998    $118,657       $7,200(1)        (60,000)(3)
  Officer(2)
Suraj Puri.....................................  1997    $ 98,242       $4,200(1)             --
  Vice President and Chief Technical Officer     1998    $ 99,524       $7,200(1)         90,000

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

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                          PERCENTAGE OF
                                                          TOTAL OPTIONS
                                          NUMBER OF        GRANTED TO
                                         SECURITIES         EMPLOYEES
                                         UNDERLYING         IN FISCAL      EXERCISE OR BASE    EXPIRATION
NAME                                   OPTIONS GRANTED        YEAR           PRICE($/SH)          DATE
----                                   ---------------    -------------    ----------------    ----------
Suraj Puri.........................        90,000              8.9%             $0.63           11/11/07

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth, for the Named Executive Officers, the shares acquired and the value realized on exercise of stock options during the year ended December 31, 1998 and the year-end number and value of exercisable and unexercisable options.

                                                             NUMBER OF
                                                       SECURITIES UNDERLYING            VALUE OF UNEXERCISE
                                                       UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                           SHARES                        DECEMBER 31, 1998              DECEMBER 31, 1998(1)
                         ACQUIRED ON     VALUE      ----------------------------    ----------------------------
NAME                      EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                     -----------    --------    -----------    -------------    -----------    -------------
Raj Mohindra.........        --           --          125,971           --           $124,711           --
Suraj Puri...........        --           --           90,000           --           $100,800           --
Abhay Bhushan........        --           --           14,479           --           $ 15,348           --

---------------

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

                                                                                               PERCENTAGE
                                                                             NUMBER OF        OF SHARES OF
                                      NUMBER OF SHARES                   SHARES OF CLASS A      CLASS A
NAME AND ADDRESS OF                      OF COMMON        PERCENTAGE          COMMON             COMMON
BENEFICIAL OWNER(1)                       STOCK(2)        OF CLASS(3)        STOCK(2)           STOCK(3)
-------------------                   ----------------    -----------    -----------------    ------------
Raj Mohindra......................         10,000               *              980,257(4)         65.8%
Abhay Bhushan.....................        147,537(5)          2.1%             262,070(6)         19.0%
Suraj Puri........................        210,000(7)          3.0%             184,783(8)         13.5%
Ram Paul Gupta....................         35,000(9)            *               12,646(10)           *
Daniel L. Flamm...................         20,000(11)           *                   --              --
All directors and executive
  officers as a group (five (5)
  persons)........................        422,537(12)         5.9%           1,439,756(13)        94.9%

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

     (a)  Exhibits: See the index of exhibits on page 37 of this report

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

                                          YIELDUP INTERNATIONAL CORPORATION
                                          (COMPANY)

                                                   /s/ RAJ MOHINDRA

                                          --------------------------------------

                                             Raj Mohindra, Chairman and Chief
                                                        Executive
                                              (Principal Executive Officer)

Date: September 9, 1999

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
              /s/ RAJ MOHINDRA                 Chairman, Chief Executive Officer,   September 9, 1999
---------------------------------------------  and Director
                Raj Mohindra

              ABHAY K. BHUSHAN*                Chief Financial Officer, and         September 9, 1999
---------------------------------------------  Director
              Abhay K. Bhushan

(Principal Accounting and Financial Officer)

              DANIEL L. FLAMM*                 Director                             September 9, 1999
---------------------------------------------
               Daniel L. Flamm

               RAM PAUL GUPTA*                 Director                             September 9, 1999
---------------------------------------------
               Ram Paul Gupta

                 SURAJ PURI*                   Director                             September 9, 1999
---------------------------------------------
                 Suraj Puri

          *by:    /s/ RAJ MOHINDRA
---------------------------------------------
       Raj Mohindra, Attorney-in-Fact

                       YIELDUP INTERNATIONAL CORPORATION

                               INDEX OF EXHIBITS

    EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT
    --------------                     ----------------------
          3.2*      Certificate of Incorporation.
          3.3**     Bylaws.
          4.1*      Form of Warrant Agreement between YieldUP and the Warrant
                    Agent, including the form of warrants.
         10.1*      Form of Indemnity Agreement.
         10.2*      1995 Stock Option Plan and forms of agreement thereunder.
         10.3*      1995 Outside Directors Stock Option Plan and forms of
                    agreement thereunder.
         10.5*      Facilities lease between YieldUP and Lori A. Halligan Trust, dated September 11, 1995.
         10.7*      Loan and Security Agreement with Silicon Valley Bank dated
                    September 16, 1996.
         10.8***    The Merger Agreement by and between YieldUP and FSI
                    International, Inc., dated as of January 21, 1999.
         10.9***    License Agreement for Microelectronic Technology between
                    YieldUP (Licensor) and FSI International, Inc. (Licensee),
                    dated as of January 21, 1999. Confidential treatment
                    requested and granted.
         23.1       Consent of Independent Auditors.
         27.1***    Financial Data Schedule.

---------------

* The exhibit is incorporated by reference to Form SB-2 (Registration No. 33-97792-LA)

** The exhibit is incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

*** Previously filed with the Company's Form 10-KSB for the fiscal year ended
    December 31, 1998.